Form 10QSB
period 1996-03-31
SARASOTA BANCORPORATION INC / FL
filed 1996-05-14
CIK 875707

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                           Commission File Number:
March 31, 1996                                             33-41045



                         SARASOTA BANCORPORATION, INC.
- -----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       Florida                                            65-0235255
- -----------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)



Two North Tamiami Trail, Suite 100, Sarasota, Florida                  34236
- -----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)



Issuer's telephone number, including area:             (941) 955-2626
                                           ----------------------------------

                                 Not applicable
- -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X                    No
            -----                    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $.01 Par Value                        471,500
- -----------------------------------        ----------------------------------
              Class                             Outstanding at May 1, 1996

                   PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        SARASOTA BANCORPORATION, INC.
                               AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                                  (UNAUDITED)

ASSETS                                                                      March 31, 1996               December 31, 1995
- ------                                                                      --------------               -----------------
Cash and Due From Banks                                                       $ 1,858,694                   1,430,375
Federal Funds Sold                                                                  1,000                     978,000
Securities held to maturity                                                             -                           -
Securities available for sale                                                  11,080,828                  10,638,023
Loans (Net)                                                                    23,096,563                  22,279,086
Accrued interest receivable                                                       241,798                     293,258
Foreclosed real estate                                                             71,673                      68,507
Property and equipment (net)                                                      476,515                     481,333
Deferred income taxes                                                             150,819                     112,858
Other assets                                                                       72,773                      85,733
                                                                              -----------                 -----------
     TOTAL ASSETS:                                                            $37,050,663                  36,367,173
                                                                              -----------                 -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

LIABILITIES:

Deposits                                                                      $33,485,276                  32,799,535
Accrued Interest Payable                                                           44,768                      50,000
Other Liabilities                                                                 126,333                     105,479
                                                                              -----------                 -----------
     TOTAL LIABILITIES:                                                        33,656,377                  32,955,014

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 Par Value.  Authorized 1,000,000 shares;
   None Issued or Outstanding                                                           -                           -
Common Stock, $.01 Par Value.  Authorized 10,000,000 shares;
   Outstanding 471,500                                                              4,715                       4,715
Additional Paid-In Capital                                                      4,710,285                   4,710,285
Accumulated Deficit                                                            (1,325,002)                 (1,365,542)
Net unrealized appreciation on available-for-sale securities (net)                  4,288                      62,701
                                                                              -----------                 -----------
     TOTAL STOCKHOLDERS' EQUITY:                                                3,394,286                   3,412,159
                                                                              -----------                 -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                              $37,050,663                  36,367,173
                                                                              -----------                 -----------

REFER TO NOTES TO THE FINANCIAL STATEMENTS.

                         SARASOTA BANCORPORATION, INC.
                               SARASOTA, FLORIDA

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)

                                                                    THREE MONTHS                       THREE MONTHS
                                                                         ENDED                             ENDED
                                                                       03/31/96                         03/31/95
                                                                    ------------                       ------------
INTEREST INCOME:

Interest and Fees on Loans                                             $542,341                          371,752
Interest on Federal Funds Sold                                            3,011                           36,474
Interest on Investment Securities                                       162,623                          139,376
                                                                       --------                          -------
     TOTAL INTEREST INCOME:                                             707,975                          547,602

INTEREST EXPENSE:

Interest on Deposits                                                    296,506                          249,948
Interest on Borrowings                                                   14,137                               28
Interest on Repurchase agreements                                        11,142                                -
                                                                       --------                          -------

     TOTAL INTEREST EXPENSE:                                            321,785                          249,976
                                                                       --------                          -------
     NET INTEREST INCOME:                                               386,190                          297,626

Provision For Possible Loan Losses                                        7,250                           12,000
                                                                       --------                          -------
     NET INTEREST INCOME (LOSS) AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES:                            378,940                          285,626

OTHER OPERATING INCOME:

Service Charges on Deposit Accounts                                      24,951                           14,466
Other Fees and Other Income                                              13,837                           24,496
                                                                       --------                          -------
     NET OTHER OPERATING INCOME:                                         38,788                           38,962

OPERATING EXPENSES:

Compensation                                                            172,348                          138,858
Occupancy                                                                57,605                           63,436
Equipment                                                                 8,407                           19,173
Advertising                                                              19,173                           16,319
Professional Fees                                                        38,499                           22,181
Insurance                                                                 1,608                           14,842
Other                                                                    79,548                           52,607
                                                                       --------                          -------
     TOTAL OTHER OPERATING EXPENSES:                                    377,188                          327,416
                                                                       --------                          -------
     NET INCOME (LOSS)                                                 $ 40,540                           (2,828)
                                                                       --------                          -------

INCOME (LOSS) PER SHARE                                                    0.09                            (0.01)
                                                                       --------                          -------

REFER TO NOTES TO FINANTCIAL STATEMENTS.

                         SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)

                                                                       THREE MONTHS                   THREE MONTHS
                                                                         ENDED                          ENDED
                                                                        03/31/96                       03/31/95
                                                                       ------------                   ------------
CASH FLOWS FROM OPERATING ACTIVITY:

NET INCOME (LOSS)                                                     $   40,540                         (2,828)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH FLOWS FROM OPERATIONS:

Depreciation                                                               8,832                         12,536
Amortization of Organizational Costs                                       9,707                          9,707
Provision for Loan Losses                                                  7,250                         12,000
(Increase) Decrease in Accrued Interest Receivable                        51,460                         65,945
(Increase) Decrease in Foreclosed real estate                             (3,166)                             -
(Increase) Decrease in Deferred income taxes                             (37,961)                             -
(Increase) Decrease in other assets                                        3,254                        (19,806)
(Decrease) Increase in Accrued Interest Payable                           (5,232)                         9,670
Increase in Other Liabilities                                             20,854                        (65,991)
                                                                      ----------                      ---------
     NET CASH USED IN OPERATING ACTIVITIES:                               95,538                         21,233
                                                                      ----------                      ---------

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities, Net                                  (501,218)                    (3,458,468)
Purchase of furniture & equipment                                         (4,014)                             -
Increase in Loans, Net                                                  (824,728)                       305,788
                                                                      ----------                      ---------
NET CASH USED IN INVESTING ACTIVITIES:                                (1,329,960)                    (3,152,680)
                                                                      ----------                      ---------

CASH FLOW FROM FINANCING ACTIVITIES:

Net Increase in Deposits                                                 685,741                      4,380,364
                                                                      ----------                      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                               685,741                      4,380,364
                                                                      ----------                      ---------
NET INCREASE (DECREASE) IN CASH:                                        (548,681)                     1,248,917

CASH AS BEGINNING OF PERIOD:                                           2,408,375                      3,605,607
                                                                      ----------                      ---------
CASH AT END OF PERIOD:                                                 1,858,694                      4,854,524
                                                                      ----------                      ---------
Supplemental Disclosure of Cash Flow Information -
    Cash Paid During The Period For Interest:                         $  321,785                        240,306
                                                                      ----------                      ---------

REFER TO NOTES TO THE FINANCIAL STATEMENTS

SARASOTA BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Financial Statements (Unaudited)

                                 March 31, 1996

NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1995.

NOTE 2 - SUMMARY OF ORGANIZATION

     Sarasota BanCorporation, Inc. Sarasota, Florida (the "Company"), was incorporated under the laws of the State of Florida on December 28, 1990, for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Sarasota Bank (the "Bank") Sarasota, Florida. Prior to formation of the Company, The Company's organizers formed a partnership to commence organizing a Bank holding company. The partnership was subsequently merged into the Company as of December 30, 1990. As a result, each organizers' capital account in the partnership was exchanged for common stock of the Company and all assets of the partnership were contributed as capital to the Company in consideration of the issuance of its common stock to the organizers. On September 15, 1992, the organizers received approval from the Office of the Comptroller of the State of Florida for the organization of a new state banking association; an approval was also received on May 29, 1992 from the Federal Reserve Board to form a one-bank holding company. On September 15, 1992, the company acquired 100% of the Bank's capital stock by injecting $4.25 million into the Bank's capital accounts.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The following summarizes the more significant of these policies:

     Investment Securities. As of March 31, 1996 no Investment Securities are carried as "Held to Maturity".

     Available for Sale Securities:    As of March 31, 1996 the market value of
"Available for sale Securities" is $11,080,828.

     Organizational Costs. In accordance with FASB Statement No. 7, the Company and the subsidiary Bank capitalized all direct costs that were incurred in the expectation that they would generate future revenues and otherwise benefit periods after the subsidiary Bank opened for business. These capitalized costs, or organizational costs, are amortized over a sixty-month period using the straight line method. As of March 31, 1996, unamortized organizational cost amounted to $55,560.

     Profit (Loss) Per Share. Profit per share .09 for the quarter ended March 31, 1996 may not be indicative of projected earnings (losses) for the year ending December 31, 1996.

     Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As of March 31, 1996, no income taxes have been accrued because of net operating loss carryovers.

     Statement of Cash Flows. The presentation of the statement of cash flows is condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.

NOTE 4 -  RELATED PARTIES

     One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the three months ended March 31, 1996 was
$7440.   This amount includes sums paid by the Bank to this firm as well as sums paid by bank customers and cost advances. Another director of the Company provides advertising, printing and other miscellaneous services to the Company. The gross billings, which includes costs passed through to other companies providing services to the Company, was $17,071 for the three months ended March 31, 1996. Another director provides accounting services for the Company. The fees incurred for these accounting services were $300 for the three months ended March 31, 1996. One of the Company's directors has also sold some insurance to the bank in the amount of $838 for the three months ended March 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.'s (the "Company") financial condition and results of operations reflected in the Company's unaudited financial statements for the first quarter ended March 31, 1996.

RESULTS OF OPERATIONS

     The Company experienced a net gain for the three months ended March 31, 1996 of $40,540, compared to a net loss of $2,828 for the same period in 1995. The net gain for the first quarter of 1996 is primarily attributable to increased interest and fees on loans.

     Net interest income for the first quarter of 1996 increased $88,564 or 29.8% from a balance of $297,626 for the first quarter of 1995. This increase in net interest income resulted from increased loan volume and investment income. The cost of deposits averaged 3.92% during the first quarter of 1996. Net interest margin was 4.37% as of March 31, 1996, compared to 4.09% at March 31, 1995.

     Non-interest expense for the first quarter of 1996 increased $49,772 or 15.2% as compared to the first quarter of 1995. This increase was related to compensation and professional service expenses.

FINANCIAL CONDITION

     Total assets have increased 1.88% to $37,050,663 at March 31, 1996 from $36,367,173 at December 31, 1995. This increase is primarily attributable to an increase in loans of approximately $800,000 during the first quarter of 1996.

     The allowance for loan losses at March 31, 1996 was $235,585 as compared to $225,950 at December 31, 1995. At March 31, 1996, the allowance for loan losses represented 1.01% of total loans outstanding. Management considers the allowance to be adequate based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for possible loan losses for the first quarter of 1996 was $7,250 compared to $12,000 at March 31, 1995. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

     Through the first quarter of 1996, charged-off loans totalled zero with recoveries of $2,384. Total non-performing loans (including loans 90 days or more past due) as of March 31, 1996 was $234,255.

CAPITAL ADEQUACY

     Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (tier 1), 8% for total risk-based capital, and at least 3% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company's tier 1 risk-based capital ratio at March 30, 1996 was 14.59%, its total risk-based capital ratio was 15.64%, and its leverage ratio was 8.83%.

LIQUIDITY

     The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 70.96% at March 31, 1996, cash and due from banks of $1,858,694 and federal funds sold of $1,000, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.   No exhibits are required to be filed with this report.

             Exhibit 27 - Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SARASOTA BANCORPORATION, INC.


Dated: May 14, 1996            By:  /s/ Christine L. Jennings
                                   -------------------------------------------
                                   Christine L. Jennings
                                   President
                                   (Principal Executive and Financial Officer)