Form 10QSB
period 1996-06-30
SARASOTA BANCORPORATION INC / FL
filed 1996-08-14
CIK 875707

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
      June 30, 1996                                            33-41045


                         SARASOTA BANCORPORATION, INC.
- - --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         Florida                                               65-0235255
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


Two North Tamiami Trail, Suite 100, Sarasota, Florida            34236
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Issuer's telephone number, including area:         (941) 955-2626
                                          --------------------------------------

                                 Not applicable
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes       X                         No
               ---------                        ---------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $.01 Par Value                     471,500
         ----------------------------          -----------------------------
                   Class                       Outstanding at August 9, 1996

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1996 and December 31, 1995

ASSETS                                                                        JUNE 30, 1996            DECEMBER 31, 1995
                                                                              -------------            -----------------
                                                                               (UNAUDITED)
Cash and Due From Banks                                                       $   828,337                   1,430,375
Federal Funds Sold                                                              1,401,000                     978,000
Securities held to maturity                                                             0                           0
Securities available for sale                                                   9,830,653                  10,638,023
Loans (Net)                                                                    27,182,928                  22,279,086
Accrued interest receivable                                                       291,869                     293,258
Foreclosed real estate                                                             71,673                      68,507
Property and equipment (net)                                                      462,202                     481,333
Deferred income taxes                                                             150,819                     112,858
Other assets                                                                       61,830                      85,733
                                                                              -----------                  ----------
     TOTAL ASSETS:                                                            $40,281,311                  36,367,173
                                                                              ===========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Deposits                                                                      $35,603,617                  32,799,535
Repurchase agreements                                                           1,109,943                           0
Accrued Interest Payable                                                           48,459                      50,000
Other Liabilities                                                                 126,158                     105,479
                                                                              -----------                  ----------
     TOTAL LIABILITIES:                                                        36,888,177                  32,955,014

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 Par Value.  Authorized 1,000,000 shares;
   None Issued or Outstanding                                                           0                           0
Common Stock, $.01 Par Value.  Authorized 10,000,000 shares;
   471,500 shares Issued and Outstanding
   as of June 30, 1996 and December 31, 1995                                        4,715                       4,715
Additional Paid-In Capital                                                      4,710,285                   4,710,285
Accumulated Deficit                                                            (1,255,578)                 (1,365,542)
Net unrealized appreciation on available-for-sale securities (net)                (66,288)                     62,701
                                                                              -----------                  ----------
     TOTAL STOCKHOLDERS' EQUITY:                                                3,393,134                   3,412,159
                                                                              -----------                  ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                              $40,281,311                  36,367,173
                                                                              ===========                  ==========



REFER TO NOTES TO THE FINANCIAL STATEMENTS.

                         SARASOTA BANCORPORATION, INC.
                               SARASOTA, FLORIDA

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995 AND
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                 THREE MONTHS          THREE MONTHS       SIX MONTHS         SIX MONTHS
                                                    ENDED                 ENDED               ENDED             ENDED
                                                   06/30/96              06/30/95           06/30/96           06/30/95
                                                 -----------            -----------       ----------         ----------
INTEREST INCOME:

Interest and Fees on Loans                          $587,989               393,141          1,130,330            764,893
Interest on Federal Funds Sold                        15,040                38,792             18,051             75,266
Interest on Investment Securities                    157,755               187,457            320,378            326,833
                                                    --------               -------          ---------          ---------
     TOTAL INTEREST INCOME:                          760,784               619,390          1,468,759          1,166,992

INTEREST EXPENSE:

Interest on Deposits                                 332,638               292,958            629,144            542,906
Interest on Borrowings                                 2,049                     0             16,186                 28
Interest on Repurchase agreements                     12,553                     0             23,695                  0
                                                    --------               -------          ---------          ---------
     TOTAL INTEREST EXPENSE:                         347,240               292,958            669,025            542,934
                                                    --------               -------          ---------          ---------
     NET INTEREST INCOME:                            413,544               326,432            799,734            624,058

Provision For Possible Loan Losses                    50,700                 9,000             57,950             21,000
                                                    --------               -------          ---------          ---------
     NET INTEREST INCOME (LOSS) AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES:         362,844               317,432            741,784            603,058

OTHER OPERATING INCOME:

Service Charges on Deposit Accounts                   22,727                19,379             47,678             33,845
Other Fees and Other Income                           15,813                64,129             29,650             88,625
                                                    --------               -------          ---------          ---------
     NET OTHER OPERATING INCOME:                      38,540                83,508             77,328            122,470

OPERATING EXPENSES:

Compensation                                         149,444               145,276            321,792            284,134
Occupancy                                             61,745                69,590            119,350            133,026
Equipment                                             14,821                20,723             23,228             39,896
Advertising                                           18,003                 3,996             37,176             20,315
Professional Fees                                     16,825                32,648             55,324             54,829
Insurance                                              2,762                16,053              4,370             30,895
Other                                                 68,360                81,578            147,908            134,185
                                                    --------               -------          ---------          ---------
     TOTAL OTHER OPERATING EXPENSES:                 331,960               369,864            709,148            697,280
                                                    --------               -------          ---------          ---------
     NET INCOME (LOSS)                              $ 69,424                31,076            109,964             28,248
                                                    ========               =======          =========          =========
INCOME (LOSS) PER SHARE                                 0.15                  0.07               0.23               0.06
                                                    ========               =======          =========          =========





REFER TO NOTES TO FINANCIAL STATEMENTS

                         SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (UNAUDITED)

                                                                    SIX MONTHS                     SIX MONTHS
                                                                      ENDED                          ENDED
                                                                     06/30/96                       06/30/95
                                                                    ----------                     ----------
CASH FLOWS FROM OPERATING ACTIVITY:

NET INCOME (LOSS)                                                   $  109,964                         28,248
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH FLOWS FROM OPERATIONS:

Depreciation                                                            22,874                         25,809
Amortization of Organizational Costs                                    19,414                         19,413
Provision for Loan Losses                                               57,950                         21,000
(Increase) Decrease in Accrued Interest Receivable                       1,389                        (55,841)
(Increase) Decrease in Foreclosed real estate                           (3,166)                        (5,738)
(Increase) Decrease in Deferred income taxes                           (37,961)                        10,703
(Increase) Decrease in Other assets                                     23,903                              0
(Decrease) Increase in Accrued interest payable                         (1,541)                             0
Increase in Other Liabilities                                           20,679                        (59,593)
                                                                    ----------                     ----------
     NET CASH USED IN OPERATING ACTIVITIES:                            213,505                        (15,999)
                                                                    ----------                     ----------

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities, Net                                 662,404                     (4,496,853)
Increase in Loans, Net                                              (4,961,792)                    (1,444,954)
Purchase of other real estate                                           (3,166)                             0
Purchase of Property and Equipment                                      (4,014)                          (250)
                                                                    ----------                     ----------
NET CASH USED IN INVESTING ACTIVITIES:                              (4,306,568)                    (5,942,057)
                                                                    ----------                     ----------

CASH FLOW FROM FINANCING ACTIVITIES:

Net increase in Deposits                                             2,804,082                      7,354,629
Net increase in Repurchase Agreements                                1,109,943                              0
                                                                    ----------                     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                           3,914,025                      7,354,629
                                                                    ----------                     ----------
NET INCREASE (DECREASE) IN CASH:                                      (179,038)                     1,396,573

CASH AT BEGINNING OF PERIOD:                                         2,408,375                      3,605,607
                                                                    ----------                     ----------
CASH AT END OF PERIOD:                                               2,229,337                      5,002,180
                                                                    ==========                     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
    CASH PAID DURING THE PERIOD FOR INTEREST:                       $  669,025                        542,934
                                                                    ==========                     ==========



REFER TO NOTES TO THE FINANCIAL STATEMENTS

                         SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Financial Statements (Unaudited)



                                 June 30, 1996



NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1995.


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

         Investment Securities. As of June 30, 1996 no Investment Securities are carried as "Held to Maturity".

         Available for Sale Securities. As of June 30, 1996 the market value of "Available for sale Securities" is $9,896,940.

         Organizational Costs. In accordance with FASB Statement No. 7, the Company and the subsidiary Bank capitalized all direct costs that were incurred in the expectation that they would generate future revenues and otherwise benefit periods after the subsidiary Bank opened for business. These capitalized costs, or organizational costs, are amortized over a sixty-month period using the straight line method. As of June 30, 1996, unamortized organizational cost amounted to $45,853.

         Profit (Loss) Per Share. Profit per share of $.15 and $.23 for the three month and six month periods ended June 30, 1996 may not be indicative of projected earnings (losses) for the year ending December 31, 1996.

         Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As of June 30, 1996, no income taxes have been accrued because of net operating loss carryovers.

         Statement of Cash Flows. The presentation of the statement of cash flows is condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.


NOTE 4 -  RELATED PARTIES

         One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the six months ended June 30,
1996 was $9,575.   This amount includes sums paid by the Bank to this
director's law firm as well as sums paid by bank customers and cost advances. Another director provides advertising, printing and other miscellaneous services to the Company. The gross billings, which includes costs passed through to other companies providing services to the Company, was $38,440 for the six months ended June 30, 1996. Another director provides accounting services for the Company. There were fees incurred for this service of $800 for the six months ended June 30, 1996. Another director has sold some insurance to the bank in the amount of $838 for the six months ended June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion addresses the factors that have affected Sarasota Bancorporation, Inc.'s (the "Company") financial condition and results of operations reflected in the Company's unaudited financial statements for the three month and six month periods ended June 30, 1996.

RESULTS OF OPERATIONS

         The Company's net income for the second quarter of 1996 was $69,424, a 123.4% increase compared to $31,076 for the same period in 1995. Earnings per share increased to $.15 in the second quarter of 1996 compared to $.07 per share for the same period in 1995. Net income for the six months ended June 30, 1996 was $109,964 compared to $28,248 for the same period in 1995, an increase of $81,716 or 289.3%. The increases in net income are primarily attributable to a 49.6% and a 47.8% increase in interest and fees on loans for the three month and six month periods ended June 30, 1996, respectively.

         Net interest income after provision for loan losses for the second quarter of 1996 increased $45,412 or 14.3% to $362,844 from a balance of $317,432 for the second quarter of 1995. Net interest income after provision for loan losses for the six months ended June 30, 1996 increased $138,726 or 23.0% to $741,784 from a balance of $603,058 for the same period in 1995. The increases in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 3.95% for the second quarter of 1996 compared to 3.87% for the second quarter of 1995. The net interest margin for six months and three months ended June 30, 1996 was 4.38% on average earning assets of $36,313,125 and $37,349,328, respectively, for the periods stated. For these same periods in 1995, the net interest margin was 4.07% and 4.08% respectively on average earning assets of $30,326,929 and $31,602,803. This increase in net interest margin is reflective of growth in earning assets and repricing of floating rate assets quicker than repricing of interest bearing liability accounts.

         Non-interest expense for the second quarter of 1996 decreased $37,904 or 10.25% as compared to the second quarter of 1995. This decrease is primarily the result of lower professional service fees and decreased insurance and equipment expenses.

         Non-interest income decreased $44,968 or 53.9% during the second quarter ended June 30, 1996 as compared to the same period in 1995. Non-interest income also decreased $45,142 or 36.9% for the six month period ended June 30, 1996 as compared to the same period in 1995. These decreases are attributable to lower fees and other income which include decreases in small business association fees as well as lower rental income.

FINANCIAL CONDITION

         For the six month period ended June 30, 1996, the Company experienced continued asset, loan and deposit growth. Total assets have increased 10.76% to $40,281,311 for the six month period ended June 30, 1996 from $36,367,173 at December 31, 1995. This increase is primarily attributable to an increase in loans of approximately $4.9 million during this period. Securities available for sale decreased during the six months ended June 30, 1996 by $807,370 in order to accommodate the increase in loan demand experienced during the six month period ended June 30, 1996.

         The allowance for loan losses for the second quarter of 1996 was $50,700 compared to $9,000 in the second quarter of 1995. The allowance for loan losses as of June 30, 1996 was $276,480 compared to $225,950 at December 31, 1995. At June 30, 1996 and December 31, 1995, the allowance for loan losses represented 1.01 % of loans outstanding. Management considers the allowance to be adequate based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

         Through the first six months of 1996, charged-off loans totaled $11,472 with recoveries of $4,351, or .04% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was .01% as of June 30, 1996 compared to .81% as of June 30, 1995. At year ended December 31, 1995 non-performing loans were .20% of loans outstanding. This decrease in non-performing loans is primarily attributable to pay-offs and one charge-off of such loans.


CAPITAL ADEQUACY

         Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (tier 1), 8% for total risk-based capital and at least 3% for the leverage ratio. 3% is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company's tier 1 risk-based capital ratio at June 30, 1996 was 12.57%, its total risk-based capital ratio was 13.60% and its leverage ratio was 8.33%.

LIQUIDITY

         The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 76.34% as of June 30, 1996, cash and due from banks of $828,337 and federal funds sold of $1,401,000, the

Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio.
The Company actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

                         PART II.  OTHER   INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders.

        The 1996 Annual Meeting of Stockholders of the Company was held on April 16, 1996. At the meeting the following persons were elected as directors to serve for a term of three years and until their successors are elected and qualified: James W. Demler, M.D., Edward S. Levi and A. Dean Pratt.

         The results of voting with respect to the election of directors were as follows:

                                                       Votes             Votes        Votes
                                                        For             Against      Withheld
                                                      -------           -------      --------
              James W. Demler, M.D.                   272,120              0            0

              Edward S. Levi                          272,120              0            0

              A. Dean Pratt                           272,120              0            0

         The following individuals continued to serve as directors of the Company following the 1996 Annual Meeting of Stockholders: Susan M. Baker, Kenneth H. Barr, Timothy J. Clarke, Christine L. Jennings, Sam D. Norton, Michael R. Pender, Jr., Stanford H. Ross and Gilbert J. Wellman

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits.

                    27 - Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SARASOTA BANCORPORATION, INC.



Dated: August 12, 1996       By: /s/ Christine L. Jennings
                                 ----------------------------------------------
                                     Christine L. Jennings
                                     President (Principal Executive Officer)



                             By: /s/ Susan K. Flynn
                                 ----------------------------------------------
                                     Susan K. Flynn
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)