Form 10QSB
period 1996-09-30
SARASOTA BANCORPORATION INC / FL
filed 1996-11-13
CIK 875707

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
       September 30, 1996                                      33-41045


                          SARASOTA BANCORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



              Florida                                      65-0235255
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)



           Two North Tamiami Trail, Suite 100, Sarasota, Florida 34236
--------------------------------------------------------------------------------
                    (Address of principal executive offices)



                                 (941) 955-2626
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X            No
                                 ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 Par Value                                471,500
----------------------------                    --------------------------------
          Class                                 Outstanding at November 7, 1996



                                                    PART I. FINANCIAL INFORMATION
Item 1.          Financial Statements

                                                    SARASOTA BANCORPORATION, INC.
                                                           AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS
                                              September 30, 1996 and December 31, 1995
                                                             (UNAUDITED)


ASSETS                                                                 September 30, 1996              December 31, 1995
------                                                                 ------------------              -----------------
                                                                                                             (audited)
Cash and due from banks                                        $            1,740,967             $          1,430,375
Federal funds sold                                                          2,366,000                          978,000
Securities held to maturity                                                         -                                -
Securities available for sale                                              10,255,464                       10,638,023
Loans (net)                                                                29,075,744                       22,279,086
Accrued interest receivable                                                   254,949                          293,258
Foreclosed real estate                                                         71,673                           68,507
Property and equipment (net)                                                  449,227                          481,333
Deferred income taxes                                                         150,819                          112,858
Repossessions                                                                   6,850                                -
Other assets                                                                   58,070                           85,733
                                                                 --------------------               ------------------

                           TOTAL ASSETS:                         $         44,429,763               $       36,367,173
                                                                 ====================               ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits                                                         $         38,500,878               $       32,799,535
Repurchase agreements                                                       2,134,818                                -
Accrued interest payable                                                       63,110                           50,000
Other liabilities                                                             143,899                          105,479
                                                                 --------------------               ------------------
                           TOTAL                                           40,842,705                       32,955,014
                           LIABILITIES:
STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value, 1,000,000
   shares authorized, none issued or outstanding                                    -                                -
Common stock, $.01 Par Value, 10,000,000
   shares authorized, 471,500 shares outstanding,                           4,710,285                        4,710,285
Additional paid-in capital                                                 (1,090,985)                      (1,365,542)
Accumulated deficit                                                           (36,857)                          62,701
                                                                 --------------------               ------------------
Net unrealized gain (loss) on available-for-sale
      securities
      TOTAL STOCKHOLDERS' EQUITY:                                           3,587,058                        3,412,159
                                                                 --------------------               ------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY:                                                        $         44,429,763               $       36,367,173
                                                                 ====================               ==================




                                                    SARASOTA BANCORPORATION, INC.
                                                          SARASOTA, FLORIDA

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 AND
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                             (UNAUDITED)


                                           Three Months Ended          Nine Months Ended
                                              September 30,               September 30,
                                          1996          1995          1996          1995
                                          ----          ----          ----          ----
INTEREST INCOME:
----------------
Interest on loans                     $  661,722    $  417,669     $1,751,034    $1,155,308
Fees on loans                             30,430        13,811         71,448        41,065
Interest on federal funds sold            28,866        34,352         46,917       109,618
Interest on investment securities        158,924       186,755        479,302       513,588
                                      ----------    ----------     ----------    ----------
  TOTAL INTEREST INCOME:                 879,942       652,587      2,348,701     1,819,579
INTEREST EXPENSE:
-----------------
 Interest on deposits                    378,704       322,961      1,007,848       865,867
 Interest on borrowings                    1,297          --           17,483            28
 Interest on repurchase agreements        22,546         3,786         46,241         3,786
                                      ----------    ----------     ----------    ----------
  TOTAL INTEREST EXPENSE:                402,547       326,747      1,071,572       869,681
                                      ----------    ----------     ----------    ----------
  NET INTEREST INCOME:                   477,395       325,840      1,277,129       949,898
Provision for possible loan losses        21,200        10,000         79,150        31,000
                                      ----------    ----------     ----------    ----------
  NET INTEREST INCOME AFTER
    PROVISION FOR POSSIBLE LOAN          456,195       315,840      1,197,979       918,898
    LOSSES:
OTHER OPERATING INCOME:
-----------------------
 Service fees on deposits                 30,775        27,029         78,543        60,874
 Other non Interest income                 6,324          --           30,555          --
 Gain (loss) on sale of securities          --         (19,809)         5,419        68,816
                                      ----------    ----------     ----------    ----------
   NET OTHER OPERATING INCOME:            37,099         7,220        114,427       129,690
OPERATING EXPENSES:
-------------------
 Compensation                            155,996       136,196        477,788       420,330
 Occupancy                                60,529        56,013        179,879       189,039
 Equipment                                17,385        16,657         40,613        56,553
 Advertising                               7,742         4,657         44,918        24,972
 Professional fees                         9,362        23,749         64,686        78,578
 Insurance                                   657            68          5,027        30,963
 Other                                    77,030        65,389        244,938       199,574
                                      ----------    ----------     ----------    ----------
   TOTAL OTHER OPERATING EXPENSES:       328,701       302,729      1,037,849     1,000,009
                                      ----------    ----------     ----------    ----------

   NET INCOME                         $  164,593    $   20,331     $  274,557    $   48,579
                                      ----------    ----------     ----------    ----------
INCOME PER SHARE                            0.35          0.04           0.58          0.10
                                      ----------    ----------     ----------    ----------




                                                    SARASOTA BANCORPORATION, INC.
                                                           AND SUBSIDIARY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                          AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                                             (UNAUDITED)


                                                              Nine Months Ended
                                                                September 30,
                                                             1996           1995
                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITY:
NET INCOME                                             $   274,557     $    48,579
ADJUSTMENTS TO RECONCILE NET
   CASH FLOWS FROM OPERATIONS:
Depreciation                                                37,866          42,101
Amortization of organizational costs                        29,120          29,120
Provision for loan losses                                   79,150          31,000
(Gain) loss on sale of securities                           (5,419)           --
(Increase) decrease in accrued interest receivables         38,309         (17,175)
(Increase) decrease in deferred income taxes               (37,961)           --
(Increase) decrease in repossessions                        (6,850)           --
(Increase) decrease in other assets                          8,446          (9,033)
(Decrease) increase in accrued interest payable             13,110          10,823
(Decrease) Increase in other liabilities                    38,420         (56,491)
                                                       -----------     -----------
     NET CASH USED IN OPERATING ACTIVITIES:                468,748          78,924
                                                       -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of investment securities, net                     278,417      (2,510,991)
Increase in loans, net                                  (6,875,808)     (3,819,677)
Purchase of other real estate                               (3,166)        (68,506)
Purchase of property and equipment                          (5,760)        (77,581)
                                                       -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES:                  (6,606,317)     (6,476,755)
                                                       -----------     -----------
CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits                                 5,701,343       7,927,182
Net increase in repurchase agreements                    2,134,818            --
                                                       -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES:               7,836,161       7,927,182
                                                       -----------     -----------
NET INCREASE (DECREASE) IN CASH:                         1,698,592       1,529,351
CASH AT BEGINNING OF PERIOD:                             2,408,375       3,605,607
                                                       -----------     -----------
CASH AT END OF PERIOD:                                   4,106,967       5,134,958
                                                       -----------     -----------
Supplemental disclosure of cash flow information -
   cash paid during the period for interest:           $ 1,071,572     $   869,681
                                                       -----------     -----------


                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 1996


Note 1 - Basis of Presentation

          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.


Note 2 - Summary of Organization

          Sarasota Bancorporation, Inc. (the "Company"), was incorporated under the laws of the State of Florida on December 28, 1990, for the purpose of becoming a bank holding company with respect to a proposed de novo bank,
                                                                   -------
Sarasota Bank (the "Bank") located in Sarasota, Florida. Prior to the formation of the Company, the Company's organizers formed a partnership to facilitate the organization of the Company. The partnership was subsequently merged into the Company as of December 30, 1990. As a result, each organizers' capital account in the partnership was exchanged for common stock of the Company and all assets of the partnership were contributed as capital to the Company in consideration of the issuance of its common stock to the organizers. On May 29, 1992 the organizers received approval from the Federal Reserve Board to form a one-bank holding company and on September 15, 1992, the organizers received approval from the Office of the Comptroller of the State of Florida for the organization of a new state banking association. On September 15, 1992, in consideration of $4.25 million, the Company acquired 100% of the Bank's capital stock.

Note 3 - Significant Accounting Policies

          The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The following summarizes the more significant of these policies:

          Investment  Securities.   As  of  September  30,  1996  no  Investment
          -----------------------
Securities are carried as "Held to maturity."

          Available  for Sale  Securities.  As of September  30, 1996 the market
          -------------------------------
value of "Available for sale securities" is $10,255,464.



          Organizational  Costs.  In accordance  with FASB  Statement No. 7, the
          ---------------------
Company and the subsidiary Bank capitalized all direct costs that were incurred in the expectation that they would generate future revenues and otherwise benefit periods after the subsidiary Bank opened for business. These capitalized costs, or organizational costs, are amortized over a sixty-month period using the straight line method. As of September 30, 1996, unamortized organizational costs amounted to $36,147.

          Profit  Per  Share.  Profit  per share of $.58 for the  quarter  ended
          ------------------
September 30, 1996 may not be indicative of projected earnings for the year ending December 31, 1996.

          Income Taxes. The Company will be subject to taxation whenever taxable
          ------------
income is generated. As of September 30, 1996, no income taxes have been accrued because of net operating loss carryovers.

          Statement of Cash Flows.  The  presentation  of the  statement of cash
          -----------------------
flows is condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.

Note 4 -  Related Parties

          One of the Company's directors serves as legal counsel for the Company. During the nine months ended September 30, 1996, the gross fees paid for this director's legal services totaled $10,874. This amount includes sums paid by the Bank and its customers to the director's law firm as well as certain cost advances made to the law firm. A second director of the Company provides advertising, printing and other miscellaneous services to the Company. During the nine months ended September 30, 1996, the gross billings paid to this director, which includes costs passed through to other companies providing services to the Company, totaled $42,357. A third director of the Company provides accounting services for the Company. During the nine months ended September 30, 1996, the Company paid a total of $1,200 for these accounting services. A fourth director of the Company has sold insurance to the bank, receiving fees totaling $838 for the nine months ended September 30, 1996 for such services.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------            -------------------------------------------------
                   CONDITION AND RESULTS OF OPERATIONS
                   -----------------------------------

          The following discussion addresses the factors that have affected the financial condition and results of operations of Sarasota Bancorporation, Inc. (the "Company") as reflected in the Company's unaudited consolidated financial statements for the three month and nine month periods ended September 30, 1996.

Results of Operations and Financial Condition

          The Company's net income for the third quarter of 1996 was $164,593, a 709.6% increase compared to $20,331 for the same period in 1995. Earnings per share increased to $.35 in the third quarter of 1996 compared to $.04 per share for the same period in 1995. Net income for the nine months ended September 30, 1996 was $274,557 compared to $48,579 for the same period in 1995, an increase of $225,978 or 465.2%. The increases in net income are primarily attributable to a 58.4% and a 51.6% increase in interest and fees on loans for the three and nine month periods ended September 30, 1996, respectively.

          Net interest income after provision for loan losses for the third quarter of 1996 increased $140,355 or 44.4% to $456,195 from a balance of $315,840 for the third quarter of 1995. Net interest income after provision for loan losses for the nine months ended September 30, 1996 increased $279,081 or 30.4% to $1,197,979 from a balance of $918,898 for the same period in 1995. The increases in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 4.01% for the third quarter of 1996 compared to 3.99% for the third quarter of 1995. The net interest margin for the nine months and three months ended September 30, 1996 was 4.49% and 4.13% on average earning assets of $36,822,861 and $40,579,068, respectively for the periods stated. For these same periods in 1995, the net interest margin was 4.00% and 3.87% respectively on average earning assets of $30,372,960 and $32,268,157. This increase in net interest margin is reflective of growth in earning assets and repricing of floating rate assets quicker than repricing of interest bearing liability accounts.

          Non-interest expense for the third quarter of 1996 increased $25,972 or 8.6% as compared to the third quarter of 1995. This increase is primarily the result of increased compensation expenses and increased advertising and marketing expenses.

          Non-interest income increased $29,879 or 413.8% during the third quarter ended September 30, 1996 as compared to the same period in 1995. Non-interest income decreased $15,263 or 11.8% for the nine month period ended September 30, 1996 as compared to the same period in 1995. The decreases in non-interest income during the nine months ended September 30, 1996 are attributable to lower fees and other income which include decreases in small business association fees as well as lower rental income earned on certain office space located in the Bank's principal office facility that, until July 12, 1996, was subleased by the Company.

          For the nine month period ended September 30, 1996, the Company experienced continued asset, loan and deposit growth. Total assets have increased 22.17% to $44,429,763 at September 30, 1996 from $36,367,173 at
December 31, 1995. This increase is primarily attributable to an increase in loans of approximately $6.8 million during this nine month period. Securities available for sale decreased by $382,559 to $10,255,464 at September 30, 1996 from $10,638,023 at December 31, 1995 in order to accommodate the increased loan demand experienced during the nine month period ended September 30, 1996.

          The allowance for loan losses for the third quarter of 1996 was $21,200 compared to $10,000 in the third quarter of 1995. The allowance for loan losses as of September 30, 1996 was $294,640 as compared to $225,950 at December 31, 1995. At September 30, 1996, the allowance for loan losses represented 1.00% of total loans outstanding. Management considers this allowance to be adequate based upon evaluations of specific loans and the weighting of various loan categories in accordance with the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

          Through the first nine months of 1996, charged-off loans totaled $22,263 with recoveries of $11,801, or .08% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was 2.28% as of September 30, 1996 compared to .38% as of September 30, 1995. At year ended December 31, 1995, non-performing loans were .20% of loans outstanding. The increase in non-performing loans is primarily attributable to three commercial real estate loans which are 30 to 40 days past due.

Capital Adequacy

          Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4.0% for core capital (tier 1 capital), 8.0% for total risk-based capital, and at least 3.0% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3.0% level. The Company's tier 1 risk-based capital ratio at September 30, 1996 was 11.95%, its total risk-based capital ratio was 12.95%, and its leverage ratio was 7.95%, well above the required minimums.

Liquidity

          The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 75.41% as of September 30, 1996, cash and due from banks of $1,740,967 and federal funds sold of $2,366,000, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

                           PART II. OTHER INFORMATION


Item 6.            Exhibits and Reports on Form 8-K
-------            --------------------------------

          (a)      The following exhibit is filed with this report:

                   Exhibit No.                   Description
                   -----------                   -----------

                           27                    Financial Data Schedule

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SARASOTA BANCORPORATION, INC


Dated:   November 5, 1996         By:    /s/  Christine L. Jennings
                                         ------------------------------
                                              Christine L. Jennings
                                              President (Principal Executive
                                                Officer)



                                  By:    /s/  Susan K. Flynn
                                         ------------------------------
                                              Susan K. Flynn
                                              Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.               Description                            Page No.
-----------               -----------                            --------

27                        Financial Data Schedule                   12