Form 10KSB
period 1996-12-31
SARASOTA BANCORPORATION INC / FL
filed 1997-03-31
CIK 875707

Securities Registered Pursuant to Section 12(g)
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-KSB
                              ---------------------

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1996
                         ------------------------------

                          Commission File No. 33-41045

                          SARASOTA BANCORPORATION, INC.

                              A Florida Corporation
                  (IRS Employer Identification No. 65-0235255)
                             Two North Tamiami Trail
                                    Suite 100
                             Sarasota, Florida 34236
                                 (941) 955-2626

                 Securities Registered Pursuant to Section 12(b)
                     of the Securities Exchange Act of 1934:

                                      NONE
                                      ----

                 Securities Registered Pursuant to Section 12(g)
                     of the Securities Exchange Act of 1934:

                                      NONE
                                      ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____
                                      ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenue for the fiscal year ended December 31, 1996:  $3,468,888.

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (312,827 shares) on March 15, 1997 was $2,605,849. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the book value of the Common Stock of the Registrant at December 31, 1996. For the purpose of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 15, 1997: 471,500 shares of $.01 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (check one):
         Yes _______;      No     X
                                 ---

                                     PART I

Item 1. Description of Business.
--------------------------------

        Sarasota BanCorporation, Inc. (the "Company") was incorporated under the laws of the State of Florida on December 28, 1990 for the purpose of organizing Sarasota Bank (the "Bank") and purchasing 100% of the outstanding capital stock of the Bank. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

        The Bank commenced operations on September 15, 1992 in an office suite on the ground floor of One Sarasota Tower, a twelve story glass-faced building at the intersection of U.S. Highway 41 (Tamiami Trail) and Gulfstream Avenue in downtown Sarasota, Florida.

        The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, NOW and Super NOW accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit. Commercial loans, real estate loans, home equity loans and consumer/installment loans are offered by the Bank. In addition, the Bank provides such consumer services as travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit service, Visa and Mastercard accounts, automated teller services and wire transfer services. The Bank's deposits are insured by the FDIC; however, the Bank is not a member of the Federal Reserve System.

Market Area and Competition

        The primary service area ("PSA") for the Bank encompasses approximately fifteen square miles in and around Sarasota, Florida, and includes Bird Key, St. Armand and Lido Key, which lie just off the coast of the City of Sarasota. In addition, the Bank services customers outside the Bank's PSA, but within other parts of Sarasota County. Competition among financial institutions in this area is intense. There are 114 banking offices and 28 offices of savings and loan associations within the PSA of the Bank. Most of these offices are branches of or are affiliated with major bank holding companies.

        Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects such bank's loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the designing of unique financial services products. The Bank competes with financial institutions which have much greater financial resources than the Bank, and which may be able to offer a greater number and more unique services and possibly better terms to their customers. However, management of the Bank believes that the Bank will be able to attract sufficient deposits to enable the Bank to compete effectively with other area financial institutions.

        The Bank is in competition with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions, and other business entities which have recently been invading the traditional banking markets. Due to the growth of the Sarasota area, it is anticipated that additional competition will continue from new entrants to the market.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

        The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 1996 and 1995. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                           AVERAGE CONSOLIDATED ASSETS


                            Year Ended     Year Ended
                       December 31, 1996 December 31, 1995
                       -----------------------------------

Cash and due from banks    $ 1,202,356    $ 1,079,206

Taxable securities          10,426,670     11,014,841

Federal funds sold           1,736,199      2,372,470

Net loans                   26,486,899     17,582,916
                           -----------    -----------

  Total earning assets      39,852,124     32,049,433

Other assets                   979,442        804,191
                           -----------    -----------
     Total assets          $40,831,566    $32,853,624
                           ===========    ===========


            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY


                                             Year Ended     Year Ended
                                        December 31, 1996   December 31, 1995
                                        -----------------   -----------------
Non interest-bearing deposits                $ 5,191,947    $ 3,916,827

NOW and money market deposits                  8,747,707      9,424,664
Savings deposits                                 767,068        631,151
Time deposits                                 20,774,574     15,276,254

Repurchase agreements                          1,373,413        339,045

Other liabilities                                532,921        276,479
                                             -----------    -----------

  Total liabilities                           37,387,630     29,864,420

Stockholders' equity                           3,443,936      2,989,204
                                             -----------    -----------

  Total liabilities and
    stockholders' equity                     $40,831,566    $32,853,624
                                             ===========    ===========

        The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

   Year Ended December 31, 1996



                                Average       Interests     Average    Net
     Assets                     Amount         Earned        Yield    Yield
     ------                     ------         ------        -----    -----

Taxable securities          $10,426,670    $   643,639       6.17%

Federal funds sold            1,736,199         92,048       5.30%

Net loans                    26,751,973      2,556,651       9.56%
                             ----------      ---------

  Total earning assets      $38,914,842    $ 3,292,338       8.46%    4.52%
                            ===========    ===========       ====     ====


                              Average        Interest     Average
Liabilities                   Amount           Paid       Rate Paid
-----------                   ------           ----       ---------
NOW and money
  market deposits           $ 8,747,707    $   241,433       2.76%

Savings deposits                767,068         16,549       2.16%

Time deposits                20,774,574      1,187,147       5.71%

Repurchase agreements         1,373,413         69,098       5.03%

Other interest-bearing
  liabilities                   320,883         17,484       5.45%
                                -------         ------

  Total interest-bearing
    liabilities             $31,983,645    $ 1,531,711       4.79%
                            ===========    ===========       ====



                                      Year Ended December 31, 1995
                                      ----------------------------
                              Average        Interest        Average    Net
Assets                        Amount         Earned           Yield     Yield
------                        ------         ------           -----     -----
Taxable securities         $11,014,841    $   676,729          6.14%

Federal funds sold           2,372,470        138,737          5.85

Net loans                   17,582,916      1,713,244(1)       9.74
                            ----------      -----------

  Total earning assets
     (before allowance)    $30,970,227    $ 2,528,710          8.16%    4.28%
                           ===========    ===========          ====     ====



                              Average        Interest       Average
Liabilities                    Amount          Paid         Rate Paid
-----------                    ------          ----         ---------
NOW and money
  market deposits           $ 9,424,664    $   263,363       2.79%

Savings deposits                631,151         13,991       2.22

Time deposits                15,276,254        906,024        .93

Repurchase agreements           339,045         17,988       5.31

Other interest-bearing
  liabilities                    36,926          1,226       3.32
                                 ------          -----

  Total interest-bearing
    liabilities             $25,708,040    $ 1,202,592       4.68%
                            ===========    ===========       ====

-----------------------

(1) Interest earned on net loans includes $97,391 in loan fees and loan service fees for 1996 and $66,549 for 1995.

Rate/Volume Analysis of Net Interest Income

        The effect on interest income, interest expense and net interest income in the periods indicated, of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate.

                                             Year Ended December 31, 1996
                                                     compared with
                                             Year Ended December 31, 1995
                                             ----------------------------
                                              Increase (decrease) due to:

                                           Volume      Rate           Total
                                           ------      ----           -----

Interest earned on:
  Taxable securities                    $ (36,325)    $   3,235     $ (33,090)

  Federal funds sold                      (34,631)      (12,058)      (46,689)

  Net loans                               875,561       (32,314)      843,247
                                          -------       -------       -------

Total interest income                     804,605       (41,137)      763,468
                                          -------       -------       -------

Interest paid on:
   NOW and money market deposits          (18,629)       (2,957)      (21,586)

  Savings deposits                          2,921          (363)        2,558

  Time deposits                           312,657       (31,534)     (281,123)

  Repurchase agreements                    52,004          (894)       51,110

  Other interest bearing liabilities       14,999         1,259        16,258
                                           ------         -----        ------

Total interest expense                    363,952       (34,489)      329,463
                                          -------       -------       -------

Change in net
  interest income                       $ 440,653     $  (6,648)    $ 434,005
                                        =========     =========     =========






                                        Year Ended December 31, 1995
                                             compared with
                                        Year Ended December 31, 1994
                                        ----------------------------
                                         Increase (decrease) due to:
                                     Volume         Rate         Total
                                     ------         ----         -----
Interest earned on:
  Taxable securities                $ 186,190     $ 100,651     $ 286,841

  Federal funds sold                  (20,505)       51,579        31,074

  Net loans                           480,522       129,928       610,450
                                      -------       -------       -------

Total interest income                 646,207       282,158       928,365
                                      -------       -------       -------

Interest paid on:
   NOW and money market deposits      (31,961)      (26,893)      (58,854)

  Savings deposits                      2,958           (80)        2,878

  Time deposits                       422,394        73,875       496,269
                                      -------        ------       -------

Total interest expense                457,313       100,688       558,001
                                      -------       -------       -------

Change in net
  interest income                   $ 188,894     $ 181,470     $ 370,364
                                    =========     =========     =========

Deposits

        The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, NOW and Super NOW accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank offers maintenance free commercial deposit accounts and has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like. The Bank also offers its customers a courier service for picking up and delivering deposits to the Bank.

        The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                      Year Ended December 31, 1996  Year Ended December 31, 1995
                      ----------------------------  ----------------------------
                                         Average                   Average
Deposit Category       Average Amount   Rate Paid Average Amount  Rate Paid
----------------       --------------   ------------------------  ---------
Non interest-bearing
  demand deposits        $ 5,191,947         N/A  $ 3,916,827         N/A

NOW and money
  market deposits          8,747,707       2.76%    9,424,664       2.79%

Savings deposits             767,068       2.16%      631,151       2.22%

Time deposits             20,774,574       5.71%   15,276,254       5.93%

Repurchase
agreements                 1,373,413       5.03%      339,045       5.30%

Other interest-
  bearing liabilities      1,694,296       5.11%      375,971       5.11%

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1996:

                                                            Time
                                                        Certificates
                                                         of Deposit
                                                         ----------

                         3 months or less.............  $ 1,214,854
                         3 to 6 months................      707,472
                         6 to 12 months...............    2,847,383
                         Over 12 months...............      725,780
                                                         ----------
                         Total........................  $ 5,495,489
                                                        ===========

Loan Portfolio

        The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. The Bank has a legal lending limit for unsecured loans of up to $579,150 to any one person. See "--Supervision and Regulation."

        Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. Real estate loans are made for owner occupied and investment purpose commercial property and for owner occupied residential property with floating interest rates. Real estate loans for owner occupied property are considered to be less risky than other types of real estate lending. Consumer loans are made for all legitimate purposes and consist primarily of installment loans to individuals for family and household purposes, including automobile loans to individuals and pre-approved lines of credit. The Bank makes most of its loans in Sarasota County, although some loans are made in the contiguous counties. The Bank makes loans to borrowers with good credit, character and personal reputations and after verification of financial information supporting the borrowers' ability to repay the loans.

        The Bank requires independent appraisals (by appraisers who are approved by the Board of Directors) to support the value of collateral for all real estate loans. The real estate borrowers' cash flow projections are analyzed carefully before loans are made, and annually during the life of the loan, to support the borrowers' ability to repay the loans. Loan guarantee programs offered by the Small Business Administration are offered to customers with long term borrowing requirements. Construction loans are made for owner occupying borrowers with draws made upon, among other things, proof of lien waivers, payment to subcontractors, and architects' and contractors' approval.

        The Bank's officers thoroughly document the purpose of each loan and the borrowers' ability to repay before the loans are disbursed. The documentation for most loans are reviewed by either the President or the Senior Vice President before disbursement. All unsecured loans in excess of $200,000 and all secured loans in excess of $300,000 (to any single borrower or group of related borrowers) require approval of the Bank's Loan Committee (comprised of four outside directors) as well as concurrence of both the President and the Senior Vice President before disbursement. Total borrowings by any party or group of related parties is normally limited to $500,000 which is the Bank's in-house lending limit. Larger loans are made when participating banks accept the excess loan balances without recourse against the Bank. The Bank has engaged an independent company to perform annually a review of its loan portfolio.

        While risk of loss in the Bank's loan portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Bank's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Bank's real estate portfolio. Of the Bank's target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer installment loans.

        The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 1996 and 1995 and the total amount of all loans for such periods:

Type of Loan
------------
                                                 Amount
                                                 ------
                                         1996              1995
                                         ----              ----

  Commercial, financial
   and agricultural                   $ 7,461,934      $  5,478,592

  Real estate-mortgage                 20,968,819       14,988,566

  Installment and other loans to
    individuals                         2,970,874        2,095,580
                                        ---------        ---------

  Subtotal                             31,401,627       22,562,738
                                       ----------       ----------

Less: deferred loan fees                  (92,845)         (57,702)

  Allowance for possible
   loan losses                           (313,939)        (225,950)
                                         --------         --------

Total (net of allowance)             $ 30,994,843     $ 22,279,086
                                     ============     ============

        The following is a presentation of an analysis of maturities of loans as of December 31, 1996:



                                Due in 1     Due after 1 to   Due After
Type of Loan                  year or less      5 Years        5 Years         Total
------------                  ------------      -------        -------         -----
Commercial, financial
  and agricultural             $ 3,030,502    $ 2,867,878    $ 1,563,554    $ 7,461,934

Real estate-mortgage             1,143,507      5,667,992     14,157,320     20,968,819

Installment and other loans
  to individuals                 1,654,198      1,177,306        139,370      2,970,874
                                 ---------      ---------        -------      ---------

Total                          $ 5,828,207    $ 9,713,176    $15,860,244    $31,401,627
                               ===========    ===========    ===========    ===========



         The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 1996:

Loans due after 1 year with
  predetermined interest rates...............................    $  6,459,310

Loans due after 1 year with
  floating interest rates....................................    $ 19,114,110

         Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. For the year ended December 31, 1996, the Company had one loan in the amount of $6,879 accounted for on a nonaccrual basis and no loans were contractually past due 90 days or more as to principal or interest payments. For the year ended December 31, 1995, the Company had two loans aggregating $40,500 accounted for on a nonaccrual basis and no loans were contractually past due 90 days or more as to principal or interest payments.

         At December 31, 1996, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience

         An analysis of the Bank's loss experience is furnished in the following table for the periods indicated.

                    Analysis of the Allowance for Loan Losses

                          Year Ended         Year Ended
                      December 31, 1996   December 31, 1995
                      -----------------   -----------------
Balance at beginning
  of period                 $ 225,950      $ 188,930
                            ---------      ---------

Charge-offs
   Commercial, financial
   and agricultural           (11,472)       (32,640)

   Installment and other
   loans to individuals        (3,942)          --

Recoveries
   Commercial, financial
   and agricultural             5,577          1,867

   Installment and other
   loans to individuals           574         11,164

Net charge-offs                (9,262)       (19,609)

Additions charged
  to operations                97,250         56,629
                               ------         ------

Balance at end of period    $ 313,938      $ 225,950
                            =========      =========

Ratio of net charge-offs
  during the period to
  average loans out-
  standing during the
  period                          .03%           .11%

         At December 31, 1996, the allowance was not allocated among the various categories of loans in the Bank's loan portfolio. The allowance is determined by the following factors: internally assigned loan grade, specific allocations, economic conditions, off balance sheet items (unfunded loans), concentrations of credit and external loan review.

Loan Loss Reserve

         In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1996, 23.8% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, over 93.1% of these commercial loans at December 31, 1996 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

         The Company's consumer loan portfolio is also well secured. At December 31, 1996 the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than other categories of loans.

         Real estate mortgage loans constitute 66.8% of outstanding loans. Approximately $6 million or 28.2% of this category represents residential real estate mortgages. The remaining portion of this category consists of commercial real estate loans. Risk of loss for these loans is generally higher than residential loans.

         The Company's Board of Directors monitors the loan portfolio quarterly to enable it to evaluate the adequacy of the allowance for loan losses. The loans are rated and the reserve established based on the assigned rating. The provision for loan losses charged to operating expenses is based on this established reserve. Factors considered by the Board in rating the loans include delinquent loans, underlying collateral value, payment history and local and general economic conditions affecting collectibility.

Investments

         As of December 31, 1996, investment securities, excluding Federal Funds, comprised approximately 22.7% of the Bank's assets and loans comprised approximately 62.6% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

         The following table presents, at the dates indicated, the book value of the Bank's investments:

     Investment Category
                                                  December 31,
                                             ---------------------
                                             1996             1995
                                             ----             ----
Obligations of U.S. treasury
  and other U.S. agencies               $11,169,507         $10,537,380

         The following table indicates for the year ended December 31, 1996 the respective maturities and weighted average yields of securities:


Investment                                                                           Weighted Average
 Category                                                         Amount                  Yield(1)
 --------                                                         ------                  --------
Obligations of U.S. treasury
  and other U.S. agencies:
  0 - 1 Year..........................................        $  1,995,719              6.57%
  Over 1 through 5 years..............................           9,173,788              6.47%
                                                               -----------
  Total...............................................        $ 11,169,507              6.49%
                                                               ===========
--------------------

(1) The Company has not invested in any tax exempt obligations. All securities have been designated as Available For Sale Investments by the Bank's Board of Directors.

Return on Equity and Assets

         Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:


                                        December 31,
                                        ------------
                                      1996       1995
                                      ----       ----

Return (loss) on average assets        1.40%     1.04%
Return (loss) on average equity       14.85%    11.44%
Average equity to average
Assets ratio                           7.80%     9.10%
Dividend payout ratio                   --        --

Asset/Liability Management

        It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of the Bank will be responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial, consumer and real estate loans.

        The Bank's asset/liability mix is monitored on a daily basis with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities and maturing assets and maturing liabilities being prepared and presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

        Management is not aware of any known events or uncertainties that will have or are reasonably likely to have a material effect on the Bank's liquidity, capital resources or results of operations. Management is not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have a material effect on the Bank's liquidity, capital resources or results of operations.

Correspondent Banking

        Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

        The Bank occasionally sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. Management of the Bank has established correspondent relationships with National Bank of Commerce, Barnett Bank, Independent Banker's Bank and First Tennessee Bank, N.A. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 1996, the Bank had $3,448,874 in participations sold, and $1,899,096 in participations purchased.

Data Processing

        The Bank has a data processing servicing agreement with M&I Data Services, Inc. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, payroll, central information file and ATM processing.

Facilities

        The Bank operates out of an office suite on the ground floor of One Sarasota Tower, a twelve story glass-faced building at the intersection of U.S. Highway 41 (Tamiami Trail) and Gulfstream Avenue in downtown Sarasota, Florida. The facility includes four teller stations, four executive offices, a vault, a night depository, a bookkeeping/operations room and a board room. The Bank also operates a two-lane drive through facility on property which is contiguous to the office space.

Employees

        The Bank presently employs 15 persons on a full-time basis, including seven officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives.

Monetary Policies

        The results of operations of the Bank will be affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Supervision and Regulation

        The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Florida Department of Banking and Finance (the "Florida Department") and the FDIC. In addition, the Company is subject to certain periodic reporting and disclosure requirements of the Securities and Exchange Commission.

        The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act of 1956 (the "Act"), which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

        Under the Riegle-Neal Interstate Bank and Branching Efficiency Act of 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, such that the Company and any other bank holding company located in Florida is able to acquire a bank located in any other state, and a bank holding company located outside Florida can acquire any Florida-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws.

        A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies, including the following activities: acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and nonbank depository institutions; providing consumer financial counseling services; operating collection agencies and credit bureaus; providing foreign exchange advisory and transactional services; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance;

performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; providing certain types of courier services; and underwriting and dealing in obligations of the United States, the states and their political subdivisions. In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce such benefits to the public as greater convenience, increased competition or gains in efficiency that outweigh such possible adverse effects as undue concentration of resources, decreased and unfair competition, conflicts of interest and unsound banking practices. Generally, bank holding companies are required to obtain prior approval of the Federal Reserve Board to engage in any new activity not previously approved by the Federal Reserve Board.

        As a state-chartered bank, the Bank is subject to comprehensive regulation, examination and supervision by the Florida Department and the FDIC, and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the cost and terms of such credit. The Bank will be examined periodically by both the Florida Department and the FDIC, to each of whom it will submit regular periodic reports regarding its financial condition and other matters. Both the Florida Department and the FDIC have a broad range of powers to enforce regulations under their respective jurisdiction, and to take discretionary actions determined to be for the protection of the safety and soundness of the Bank, including the institution of cease and desist orders and the removal of bank affiliated parties including employees and controlling shareholders.

        Florida law contains provisions that limit interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Florida law. The relative importance of these interest limitation laws to the financial operations of the Bank will vary from time to time, depending upon a number of factors, including conditions in the money markets, the cost and availability of funds and prevailing interest rates.

        Florida banks are permitted by statute to branch statewide. Such branch banking, however, is subject to prior approval by the Florida Department and the FDIC. Any approval by the Florida Department and the FDIC would take into consideration several factors, including the Bank's level of capital, the prospects and economics of the proposed branch office, and other considerations deemed relevant by the Florida Department and the FDIC for purposes of determining whether approval should be granted to open a branch office.

        Pursuant to Florida law, no person or group of persons may, directly or indirectly or acting by or through one or more persons, purchase or acquire a controlling interest in any bank which would result in the change in control of that bank unless the Florida Department first shall have approved such proposed acquisition. A person or group will be deemed to have acquired "control" of a bank if the person or group directly or indirectly or acting through one or more other persons (i) owns, controls or has power to vote 25% or more of any class of voting securities of the bank, (ii) controls in any manner the election of a majority of the directors of the bank, (iii) owns, controls or has power to vote 10% or more of any class of voting securities of the bank and exercises a controlling influence over the management or policies of the bank or (iv) if the Florida Department determines that such person exercises a controlling influence over the management or policies of the bank.

        Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC. In early 1989, both the Federal Reserve Board and the FDIC issued new risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk capital guidelines apply directly to state-chartered banks which are not members of the Federal Reserve System and whose deposits are insured by the FDIC, regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1996, the Company's total risk-based capital and tier-one ratios were 12.9% and 11.9%, respectively.

        The Federal Reserve Board and the FDIC have adopted minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under the Federal Reserve Board's rule, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

        Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, high asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMEL rating system for banks. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

        The FDIC rule also establishes a minimum leverage ratio of 3%, but provides that FDIC-regulated banks that do not receive a CAMEL-1 rating under the Uniform Financial Institutions Rating System, or banks which are anticipating or experiencing significant growth, must maintain a leverage ratio of at least 4%. In addition, the FDIC rule specifies that institutions operating with Tier 1 capital of 2% of total assets or less would be determined to be operating in an unsafe and unsound manner and would be subject to enforcement action by the FDIC.

        The Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC recently adopted final regulations revising their risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. Under the new regulations, when evaluating a bank's capital adequacy, the agencies' capital standards now explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

        The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act"), enacted on December 19, 1991, provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act involves the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the Act does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The Act creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

        As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

        The Act also provides that banks have to meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits.

        The capital standards and the safety and soundness standards which the Act seeks to implement are designed to bolster and protect the deposit insurance fund. In response to the directive issued under the Act, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects these capital thresholds:


                                 Total Risk -   Tier 1 Risk -  Tier 1
                                 Based Capital  Based Capital  Leverage
                                     Ratio         Ratio         Ratio
                                 -------------  -------------  --------

Well capitalized (1)                        10%            6%            5%

Adequately Capitalized (1)                   8%            4%            4%(2)

Undercapitalized (3)               less than 8%  less than 4%  less than 4%(4)

Significantly Undercapitalized (3) less than 6%  less than 3%  less than 3%

                                                               less than
Critically Undercapitalized                  -             -   or equal to 2%(5)

---------------------------

(1)   An institution must meet all three minimums.

(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

(4) Less than 3% for composite-1 rated institutions, subject to appropriate federal banking agency and guidelines.

(5)   Ratio of tangible equity to total assets.

        The legislature of the State of Florida enacted a regional reciprocal interstate banking statute which authorized bank holding companies whose operations are principally conducted in certain southeastern states to acquire banks and bank holding companies located in Florida under certain conditions. Such southeastern states included the States of Alabama, Arkansas, Georgia, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, West Virginia and the District of Columbia. Such legislation has had the effect of increasing competition among financial institutions in the Bank's market area and in the State of Florida generally. The legislature has recently amended this regional reciprocal interstate banking statute to eliminate its regional nature. The new statute, which became effective on May 1, 1995, allows bank holding companies located throughout the United States to acquire banks and bank holding companies located in Florida under certain conditions.

        As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

        The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation.

Item 2. Description of Property.
--------------------------------

        On June 3, 1991, the Company entered into a lease for two office suites on the ground floor of One Sarasota Tower, a twelve story glass-faced building at the intersection of U.S. Highway 41 (Tamiami Trail) and Gulfstream Avenue in downtown Sarasota, Florida. The two suites contain an aggregate of 9,300 square feet of useable space. The Company is presently using all of one suite and 1,100 square feet of the second for banking operations. The remainder of the second suite is being subleased by the Company and will be used to accommodate future expansion of the Bank's operations as needed.

        The lease agreement provides for a term of 10 years commencing on December 31, 1991, with options to extend the lease for two additional periods of five years each. The effective annual rent over the term of the lease is approximately $177,800. The facility includes four teller stations, three executive offices, a vault, a night depository, a bookkeeping/operations room and a board room. The Company is subleasing the facility to the Bank at a rate which will include reimbursement to the Company for payment of rent, taxes, insurance, repairs and maintenance of the property.

        On November 30, 1993, the Company entered into a ground lease on contiguous property on which it has constructed a two-lane drive through facility. The lease term coincides with that of the current banking facility with an effective annual rent of approximately $23,600.

Item 3. Legal Proceedings.
--------------------------

        There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

        No matter was submitted during the fourth quarter ended December 31, 1996 to a vote of security holders of the Company.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

        A.      Market Information

                During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

        B.      Holders of Common Stock

                As of March 1, 1997, the number of holders of record of the Company's Common Stock was 363.

        C.      Dividends

                To date, the Company has not paid any cash dividends on its Common Stock. It is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

        Dividends are payable with respect to the Common Stock of the Bank only when and if declared by the Bank's Board of Directors. Under Florida law applicable to banks and subject to certain limitations, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank's aggregate net profits for the current year combined with its retained net profits for the preceding two years as the board shall deem to be appropriate and, with the approval of the Florida Department, may declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring a dividend, a bank must carry 20% of its net profits for any preceding period as is covered by the dividend to its surplus fund, until the surplus fund is at least equal to the amount of its common stock then issued and outstanding. No dividends may be paid at any time when a bank's net income from the current year combined with the retained net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Florida Department or a state or federal regulatory agency.

Item 6. Management's Discussion and Analysis or Plan of Operations.
-------------------------------------------------------------------

        Certain statements contained in this filing are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

Overview

        The Company was incorporated under the laws of the State of Florida on December 28, 1990 for the primary purpose of organizing the Bank and purchasing 100% of the outstanding capital stock of the Bank. The following discussion is intended to assist in understanding the financial condition and results of operation of the Company and should be read in conjunction with the Consolidated Financial Statements of the Company included herein.

        Net income for the year ended December 31, 1996 was $550,127, compared to $315,473 in 1995. Net income per common share was $1.17 in 1996 compared to $.67 in 1995. The increase in 1996 net income resulted principally from increases in the volume of earning assets, primarily loans, which increased net interest income 32.7%, or $434,005 over 1995.

        Total assets were $49,475,203 at December 31, 1996, 36.0% over total assets of $36,367,173 at December 31, 1995. Average assets for 1996 were $40,831,566 as compared to average assets of $32,853,624 in 1995. This 24.3% increase in average assets was the result of a 25.3% increase in average deposits over the prior year.


Results of Operations and Financial Condition

Fiscal 1996 Compared to Fiscal 1995
-----------------------------------

        The Company experienced continued asset, loan and deposit growth during 1996. Total assets increased 36.0% to $49,475,203 at December 31, 1996 from $36,367,173 at December 31, 1995. This increase is primarily attributable to an increase in loans of approximately $8.7 million during the year. Net total loans at December 31, 1996 were $31.0 million, compared to $22.3 million at December

31, 1995. Securities available for sale accounted for 5.4% of the asset growth as they increased to $11.2 million at December 31, 1996 from $10.6 million at December 31, 1995.

        The Company's net income grew proportionately with the asset growth during 1996. Net income increased 74.4% to $550,127 or $1.17 per share of Common Stock at December 31, 1996 as compared to net income of $315,473 or $.67 per share of Common Stock at December 31, 1995. The increases in net income are primarily attributable to a 49.2% increase in interest and fees on loans.
Interest and fees earned on loans were $2.6 million at December 31, 1996 compared to $1.7 million at December 31, 1995.

        Net interest income after provision for loan losses increased $393,384 or 31.0% to $1,664,517 at December 31, 1996 compared to $1,271,133 for the same period of 1995. The increases in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 4.1% for the year 1996 compared to 4.0% for the year 1995. The net interest margin was 4.36% as of December 31, 1996 on average earning assets of $40 million compared to a net interest market of 4.1% on average earning assets of $31.0 million as of December 31, 1995. This increase in net interest margin is reflective of growth in earning assets and repricing of floating rate assets quicker than repricing of interest bearing liability accounts.

        Non-interest expense increased $104,242 or 8.2% to $1,369,000 at December 31, 1996 as compared to $1,264,758 at December 31, 1995. This increase is primarily the result of increased compensation expenses and increased advertising and marketing expenses.

        Non-interest income increased $18,412 or 11.6% to $176,710 at December 31, 1996 compared to $158,298 at December 31, 1995. This increase is attributable to increased income for fees on depository accounts. Service fees increased $44,893 or 45.2% to $144,317 at December 31, 1996 compared to $99,424 at December 31, 1995. While the Bank does not charge maintenance fees for its commercial accounts, a significant increase was observed in insufficient funds activity.

        The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. In its continuing evaluation of the allowance and its adequacy, management considers the Company's loan loss experience, an internally assigned loan grade, current and anticipated economic conditions, off-balance sheet items, concentrations of credit and other factors which affect the allowance for potential credit losses. While it is the Company's policy to charge-off, in the current period, the loans in which a loss is considered probable, there are additional risks for future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise. The expense for the allowance for loan losses increased $40,621 or 71.7% to $97,250 at December 31, 1996 compared to $56,629 at December 31, 1995. The increased allowance for loan losses in 1996 was due to the increase in total loans outstanding during fiscal 1996. Net charge-offs for 1996 were $9,262 or .03% of average loans outstanding for 1996 compared to $19,609 or .11% of average loans outstanding for 1995. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was .02% as of December 31, 1996. At year ended December 31, 1995, non-performing loans were .20% of loans outstanding.

Fiscal 1995 Compared to Fiscal 1994
-----------------------------------

        Total assets were $36,367,173 at December 31, 1995, 30.7% higher than total assets of $27,821,397 at December 31, 1994. The increase was recognized primarily in net loans. Net total loans at December 31, 1995 were $22.3 million, compared to $15.8 million in net total loans at December 31, 1994. Real estate loans continue to comprise the majority of the loan portfolio.

        Net interest income rose from $957,398 in 1994 to $1,327,762 at December 31, 1995, an increase of 38.7%. This increase in net interest income can be attributed to a portfolio growth of $6.4 million, primarily in residential and commercial real estate. The cost of deposits averaged 3.3% for 1994 compared to

4.0% for 1995. The net interest margin for fiscal 1995 was 4.1% on average earning assets of $30,970,227. For fiscal 1994, the net interest margin was 3.1% on average earning assets of $21,322,128. This increase in net interest margin is reflective of growth in earning assets and repricing of floating rate assets quicker than repricing of interest bearing liability accounts.

        The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. In its continuing evaluation of the allowance and its adequacy, management considers the Company's loan loss experience, an internally assigned loan grade,
current  and  anticipated   economic   conditions,   off-balance   sheet  items,
concentrations of credit and other factors which affect the allowance for potential credit losses. While it is the Company's policy to charge-off, in the current period, the loans in which a loss is considered probable, there are additional risks for future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise. The provision for loan losses charged to operations in 1995 was $56,629, compared to the provision of $92,360 recorded at the end of 1994. Net charge-offs were $19,609 or less than
 .11% of average loans outstanding during 1995. The increased provision in 1995 resulted from the increase in total loans outstanding during 1995.

        Non-interest income was $158,298 for the year ended December 31, 1995 compared to $263,041 for the period ending December 31, 1994. This decrease is primarily attributable to a $43,647 net decrease in rental income.

        Non-interest expense decreased 21.0% or $264,021 to $1,264,758 in 1995 from $1,528,779 in 1994. This decrease is primarily attributable to decreased salary expenses associated with Bank's closing of the residential mortgage department and decreased advertising and professional fees. The closing of the mortgage department resulted in a decrease in salary expense of $11,500 and $80,100 previously paid to one salaried employee and three commissioned individuals, respectively.

        In 1995, the FDIC re-evaluated deposit fee assessments which resulted in a decrease in FDIC fees of $8,200 over 1994.

        The net interest margin decreased from 4.49% in 1994 to 4.09% in 1995. This change is primarily attributable to decreasing rates in higher yielding assets in the loan portfolio and an increase in higher yielding deposit products.

Liquidity and Interest Rate Sensitivity

        The Company maintains its liquidity through the management of its assets and liabilities. Liquidity management involves meeting the funds flow requirements of customers who may withdraw funds on deposit or may need to obtain funds to meet their credit needs. Banks in general must maintain adequate cash balances to meet daily cash flow requirements as well as satisfy reserves required by applicable regulations. The cash balances held are one source of liquidity. Other sources are provided by the investment portfolio, federal funds sold, interest-bearing deposits in financial institutions, loan payments and the Company's ability to borrow funds as well as issue new capital.

        At December 31, 1996, the Company continued to exhibit a high degree of liquidity. Primary liquidity rests in federal funds sold, which can be converted to cash in the same day. Federal funds sold and cash and due from banks aggregated $6.2 million or 12.5% of assets at December 31, 1996 compared to $2.4 million or 6.6% of total assets at the end of 1995. Current securities held in the Company's investment portfolio (with a market value of approximately $11.2 million) are classified as "Available For Sale." Future investments may also be designated as "Available for Sale." Secondary liquidity rests in established secured federal funds purchased from a correspondent bank. Commitments to extend credit totaled $4,206,721 at December 31, 1996 compared to $2,534,000 at December 31, 1995. Management intends to fund these commitments primarily from deposit growth and federal funds balances. With a loan to deposit ratio of 70.57%, cash and due from banks of $2.5 million and federal funds sold of $3.7 million, management does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio.

        Management monitors the Company's asset and liability positions in order to maintain a balance between maturing assets and maturing liabilities along with rate sensitive assets and rate sensitive liabilities to maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is satisfactory at December 31, 1996. Except as set forth above, there are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have a material effect on the Company's liquidity, capital resources, or results of operations.

        The following is an analysis of rate sensitive assets and liabilities as of December 31, 1996 (in thousands):


                                                                           5 yrs.
                                     0-3 mos.    3-12 mos.     1-5 yrs.    or more      Total
                                     --------    ---------     --------    -------      -----
Taxable securities                  $    999     $  5,533     $  3,160    $  1,520    $ 11,212

Federal funds sold                     3,718            0            0           0       3,718

Loans                                  7,870        6,109       13,714       3,702      31,395
                                       -----        -----       ------       -----      ------

     Total rate sensitive assets      12,587       11,642       16,874       5,222      46,325
                                      ------       ------       ------       -----      ------

NOW and money
 market deposits                      10,510            0            0           0      10,510

Savings deposits                         952            0            0           0         952

Time deposits                          4,537       20,058        2,138           0      26,733
                                       -----       ------        -----       -----      ------

     Total rate sensitive
       liabilities                    15,999       20,058        2,138           0      38,195
                                      ------       ------        -----       -----      ------

 Excess (deficiency)
  of rate sensitive
  assets less rate sensitive
  liabilities                       $ (3,412)    $ (8,416)    $ 14,736    $  5,222    $  8,130
                                    ========     ========     ========    ========    ========

Ratio of rate sensitive
 assets to rate sensitive
 liabilities                           (1.27)       (1.72)         .13        --           .82

Cumulative gap                      $ (3,412)    $(11,828)    $  2,908    $  8,130        --



As indicated in the above table, the positive gap in the 0-3 and 3-12 month categories between rate sensitive assets and rate sensitive liabilities would allow the Company to reprice its assets faster than its liabilities in a falling interest rate environment which would have a negative effect on earnings. However, in an increasing interest rate environment, the Company may experience an increase in earnings. The above table has been prepared based on principal payment due dates, contractual maturity dates or repricing intervals on variable rate instruments.

Capital Adequacy

        There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines; and (ii) the leverage ratio.

        The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, non-cumulative and cumulative (bank holding companies only), perpetual preferred stock and minority interests. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

        The second measure of capital adequacy relates to the leverage ratio. The FDIC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. Banks that are not rated CAMEL 1 by their primary regulator should maintain a minimum leverage ratio of 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

        A new rule was recently adopted by the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC that adds a measure of interest rate risk to the determination of supervisory capital adequacy. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action. See "Item 1. Business -- Supervision and Regulation."

        Stockholders' equity at December 31, 1996 was $3,926,678. Management believes that the Bank's capitalization is adequate to sustain growth which is anticipated for fiscal 1997. The following table sets forth the applicable required capital ratios for the Company and the Bank and the actual capital ratios for both entities as of December 31, 1996:

                           Leverage Ratio                    Tier 1 Capital                  Risk-Based Capital
                           --------------                    --------------                  ------------------
                       Regulatory                        Regulatory                        Regulatory
                       Minimum         Actual            Minimum         Actual            Minimum         Actual
-----------------------------------------------------------------------------------------------------------------
Company................   3.0%         9.35%                4.0%         12.27%             8.0%          13.28%
Bank...................   3.0%         9.35%                4.0%         12.27%             8.0%          13.20%


Item 7. Financial Statements.
-----------------------------

         The following financial statements are filed with this report:

         Independent Auditor's Report

         Consolidated Statements of Financial Condition - December 31, 1996 and 1995

         Consolidated Statements of Operations -- For the years ended December 31, 1996 and 1995

         Consolidated Statements of Changes in Stockholders' Equity -- For the years ended December 31, 1996 and 1995

         Consolidated Statements of Cash Flows -- For the years ended December 31, 1996 and 1995

         Notes to Consolidated Financial Statements

                    [letterhead Saltmarsh, Cleveland & Gund]


                          INDEPENDENT AUDITOR'S REPORT


     Board of Directors
     Sarasota BanCorporation, Inc. and Subsidiary
     Sarasota, Florida

     We have audited the accompanying consolidated statements of financial condition of Sarasota BanCorporation, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sarasota BanCorporation, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     /s/ SALTMARSH, CLEVELAND & GUND

     Pensacola, Florida
     February 7, 1997

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1996 AND 1995


                                     ASSETS
                                                   1996            1995
                                                   ----            ----

Cash and due from banks                         $ 2,467,658    $ 1,430,375
Federal funds sold                                3,718,000        978,000
Securities available for sale                    11,212,512     10,638,023
Loans receivable, less of
  allowance for loan losses
  of $ 313,939 in 1996 and $ 225,950 in 1995     30,994,843     22,279,086
Accrued interest receivable                         313,185        293,258
Foreclosed real estate                               71,673         68,507
Furniture and equipment, net                        432,879        481,333
Deferred income taxes                               220,288        112,858
Other assets                                         44,165         85,733
                                                -----------     ----------


Total Assets                                    $49,475,203    $36,367,173
                                                ===========     ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Demand deposits                              $  5,666,640   $  5,459,835
  NOW and money market deposits                  10,509,570      9,113,408
  Savings deposits                                  952,080        760,277
  Other time deposits                            26,733,473     16,379,871
                                               ------------   ------------
    Total deposits                               43,861,763     31,713,391

  Repurchase agreements                           1,487,823      1,086,144
  Accrued interest payable                           68,137         50,000
  Other liabilities                                 130,802        105,479
                                               ------------   ------------

    Total liabilities                            45,548,525     32,955,014
                                               ------------   ------------

Commitments and Contingencies                         --               --

Stockholders' Equity:
  Common stock, $ .01 par value;
    10,000,000 shares authorized,
    471,500 shares issued and outstanding             4,715          4,715
  Additional paid-in capital                      4,710,285      4,710,285
  Accumulated deficit                              (815,415)    (1,365,542)
  Net unrealized appreciation on
   available-for-sale
   securities, net of taxes
   $ 15,912 in 1996 and $ 37,942 in 1995             27,093         62,701
                                              ------------     ------------
      Total stockholders' equity                  3,926,678      3,412,159
                                              ------------     ------------

Total Liabilities and Stockholders' Equity    $  49,475,203   $ 36,367,173
                                              ============     ============









                          The accompanying notes are an
                       integral part of these consolidated
                              financial statements.
                                       -22-

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1996 AND 1995




                                           1996             1995
                                           ----             ----
Interest Income:
  Loans receivable and fees on loans     $2,556,491    $1,713,244
  Investment securities                     643,639       676,729
  Federal funds sold                         92,048       138,737
                                         ----------    ----------
    Total interest income                 3,292,178     2,528,710
                                         ----------    ----------

Interest Expense:
  Deposits                                1,443,829     1,181,734
  Other                                      86,582        19,214
                                         ----------    ----------
                                          1,530,411     1,200,948
                                          ---------     ---------

    Net interest income                   1,761,767     1,327,762

Provision for Loan Losses                    97,250        56,629
                                         ----------    ----------

    Net interest income after
     provision for loan losses            1,664,517     1,271,133
                                         ----------    ----------

Noninterest Income:
  Service charges on deposit accounts       144,317        99,424
  Net gain from sale of loans                   -0-        17,876
  Other income                               32,393        40,998
                                         ----------    ----------
    Total noninterest income                176,710       158,298
                                         ----------    ----------

Noninterest Expenses:
  Salaries and employee benefits            631,904       559,818
  Occupancy expense                         237,578       237,790
  Data processing                            46,856        29,890
  Professional fees                          57,955        59,388
  Other expense                             394,707       377,872
                                         ----------    ----------
    Total noninterest expenses            1,369,000     1,264,758
                                         ----------    ----------

Income Before Income Tax Benefit            472,227       164,673

Income Tax Benefit                           77,900       150,800
                                         ----------    ----------

Net Income                               $  550,127    $  315,473
                                         ==========    ==========

Net Income Per Share of Common Stock     $     1.17    $      .67
                                         ==========    ==========












                          The accompanying notes are an
                       integral part of these consolidated
                              financial statements.
                                       -23-

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995







                                                                                                    Net
                                                                                                Unrealized
                                                                                              Appreciation
                                                                                              (Depreciation)
                                                           Additional                          on Available-       Total
                                             Common         Paid-In           Accumulated        For-Sale       Stockholders'
                                             Stock          Capital            Deficit           Securities        Equity
                                             -----          -------            -------           ----------        ------

Balance, January 1, 1995                 $     4,715     $ 4,710,285     $    (1,681,015)            $ -0-    $ 3,033,985

  Net income                                                                     315,473                          315,473

  Net unrealized appreciation on
    available-for-sale securities,
    net of taxes of $ 37,942                                                                        62,701         62,701
                                         -----------     -----------       -------------         ---------    -----------

Balance, December 31, 1995                     4,715       4,710,285          (1,365,542)           62,701      3,412,159

  Net income                                                                     550,127                          550,127

  Net changes in unrealized
    appreciation (depreciation)
    on available-for-sale securities,
    net of taxes of $ 22,030                                                                       (35,608)       (35,608)
                                         -----------     -----------       -------------         ---------     -----------

Balance, December 31, 1996               $     4,715     $ 4,710,285     $    (815,415) $           27,093    $ 3,926,678
                                         ===========     ===========     =============  ==================    ===========








                          The accompanying notes are an
                       integral part of these consolidated
                              financial statements.
                                       -24-


                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                1996             1995
                                                                                ----             ----
Cash Flows From Operating Activities:
  Net income                                                             $    550,127     $    315,473
  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Depreciation and amortization                                            54,214           57,129
      Provision for loan losses                                                97,250           56,629
      Net amortization (accretion) on securities                               17,749         (107,062)
      Net realized gains on available-for-sale securities                      (5,419)          (3,129)
      Deferred tax benefit                                                    (85,400)        (150,800)
      Amortization of organization expenses                                    38,826           38,826
  Change in operating assets and liabilities -
    Increase in accrued interest receivable and other assets                  (17,185)         (79,891)
    Increase (decrease) in accrued interest and other liabilities              43,460          (53,935)
                                                                             ------------     ----------
      Net cash provided by operating activities                               693,622           73,240
                                                                             ------------     ----------

Cash Flows From Investing Activities:
  Purchases of available-for-sale securities                               (5,810,816)      (2,495,732)
  Proceeds from sales and maturities of available-for-sale securities       4,591,564        1,042,004
  Principal reductions received on available-for-sale securities              574,795          -0-
  Purchases of held-to-maturity securities                                   -0-            (4,940,209)
  Proceeds from maturities of held-to-maturity securities                    -0-             3,550,000
  Net increase in loans                                                    (8,816,173)      (6,570,941)
  Net purchases of furniture and equipment                                     (5,760)         (77,131)
                                                                           ------------     ----------
      Net cash used in investing activities                                (9,466,390)      (9,492,009)
                                                                           ------------     ----------

Cash Flows From Financing Activities:
  Net increase in demand, NOW, money market
    and savings deposits                                                    1,794,770          424,982
  Net increase in time deposits                                            10,353,602        6,710,411
  Net increase in repurchase agreements                                       401,679        1,086,144
                                                                           ------------     ----------
      Net cash provided by financing activities                            12,550,051        8,221,537
                                                                           ------------     ----------

Net Increase (Decrease) in Cash and Cash Equivalents                        3,777,283       (1,197,232)

Cash and Cash Equivalents at Beginning of Year                              2,408,375        3,605,607
                                                                           ------------     ----------

Cash and Cash Equivalents at End of Year                                 $  6,185,658     $  2,408,375
                                                                         ============     ============

Supplemental Disclosures of Cash Flow Information:

  Interest paid                                                          $  1,513,574     $  1,184,463
                                                                         ============     ============

  Income taxes paid                                                      $      7,500     $     -0-
                                                                         ============     ==========



                          The accompanying notes are an
                       integral part of these consolidated
                              financial statements.
                                       -25-

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization:

     Sarasota Bancorporation, Inc. (the "Company"), is a bank holding company organized under the laws of the State of Florida.

  Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sarasota Bank (the "Bank"). All material intercompany balances and transactions have been eliminated in consolidated.

  Business Activity:

     The Bank is a banking corporation organized in 1992 under the laws of the State of Florida with deposits being insured by the Federal Deposit
     Insurance Corporation. The Bank considers its primary market area as Sarasota County, and the majority of its commercial and mortgage loans granted are to customers that reside in this area.

  Accounting Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Equivalents:

     For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance-sheet caption "cash and due from banks" and "federal funds sold." Generally, federal funds are sold for one day periods.

  Securities Available for Sale:

     Available-for-sale securities consist of bonds, notes and other securities not classified as trading securities nor as held-to-maturity securities.

     Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

     Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

     Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

  Loans Receivable:

     Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

     Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

     The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

     For other non-performing loans for which impairment has not been recognized the accrual of interest is discontinued on a loan when management believes after considering economic and business conditions that the borrower's financial condition is such that the collection of interest is questionable.

     The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

  Sale of Loan Participations:

     The Bank originates loans partially guaranteed by the U.S. Small Business Administration. The Bank may sell the guaranteed portion of certain of these loans in the secondary market at a premium. The premiums on these transactions are recorded as gains on sales of loans and included in noninterest income.




                                       -27-
                                   (Sheet II)

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Foreclosed Real Estate:

     Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included in current earnings.

  Furniture and Equipment:

     Furniture and equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method.

  Income Taxes:

     Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     The Company and the Bank file consolidated federal income tax returns, with the amount of income tax expense or benefit computed and allocated on a separate return basis.

  Financial Instruments:

     In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, standby letters of credit, and financial guarantees. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

  Net Income Per Share of Common Stock:

     Net income per share of common stock is computed on the basis of the number of shares outstanding.

 Reclassifications:

     Certain prior year amounts have been reclassified to conform to the current period presentation.



                                       -28-
                                   (Sheet III)

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE 2 - INVESTMENT SECURITIES

     Investment  securities  have been classified in the statements of financial
     condition  according  to  management's   intent.  The  carrying  amount  of
     securities and their approximate fair values are as follows:



                                                             Gross             Gross
                                           Amortized        Unrealized        Unrealized       Fair
                                             Cost            Gains             Losses          Value
Available-For-Sale:
  December 31, 1996 -
    U.S. Treasury securities             $ 5,130,969    $    47,317    $     (12,348) $       5,165,938
    U.S. government agency securities      6,038,538         15,129           (7,093)         6,046,574
                                         -----------    -----------    -------------  -----------------

                                         $11,169,507    $    62,446    $     (19,441) $      11,212,512
                                         ===========    ===========    =============  =================

  December 31, 1995 -
    U.S. Treasury securities             $ 5,119,182    $    95,128    $      (4,591) $       5,209,719
    U.S. government agency securities      5,418,198         20,173          (10,067)         5,428,304
                                         -----------    -----------    -------------  -----------------

                                         $10,537,380    $   115,301    $     (14,658) $      10,638,023
                                         ===========    ===========    =============  =================



     In December 1995, as a result of a one-time exemption allowed by the Financial Accounting Standards Board, the Bank elected to reclassify certain securities classified as held-to-maturity to available-for-sale. The amortized cost and fair value of these securities amounted to approximately, $ 6,525,000 and $ 6,613,000, respectively.

     Gross realized gains and losses on sales of available-for-sale securities amounted to $ 6,349 and $ 930, respectively in 1996 and $ 3,129 and $ -0-, respectively in 1995.






                                       -29-
                                   (Sheet IV)

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE 2 - INVESTMENT SECURITIES (Continued)

         The scheduled maturities of securities available-for-sale at December 31, 1996, are as follows:

                                Amortized       Fair
                                Cost             Value
                                ----             -----
Due in one year or less       $ 1,995,719    $ 2,005,625
Due from one to five years      3,542,190      3,568,715
Due from five to ten years      5,631,598      5,638,172
                              -----------    -----------

                              $11,169,507    $11,212,512
                              ===========    ===========

     For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

     Investment securities carried at approximately $ 5,165,900 at December 31, 1996 and $ 6,605,000 at December 31, 1995, were pledged to secure public deposits and for other purposes required or permitted by law.


NOTE 3 - LOANS RECEIVABLE

         The components of loans in the statements of financial condition are as follows:

                                  1996           1995
                                  ----           ----

Real estate                  $ 20,968,819     $ 16,285,037
Commercial                      7,461,934        5,022,326
Installment                     2,908,712        1,226,727
Other                              62,162           31,144
                             ------------     ------------
                               31,401,627       22,565,234
Net deferred loan fees            (92,845)         (60,198)
Allowance for loan losses        (313,939)        (225,950)
                             ------------     ------------

Loans receivable, net        $ 30,994,843     $ 22,279,086
                             ============     ============


     The Bank grants commercial, real estate and consumer loans in the State of Florida with its primary concentration being in Sarasota County, Florida. Although the Bank's loan portfolio is diversified, a significant portion of its loans are secured by real estate.


                                       -30-
                                    (Sheet V)

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995




NOTE 3 - LOANS RECEIVABLE (Continued)

         An analysis of the change in the allowance for loan losses follows:

                                1996            1995
                                ----            ----

Balance, at January 1          $ 225,950     $ 188,930

  Loans charged off              (22,263)      (32,640)
  Recoveries                      13,002        13,031
                               ---------     ---------
     Net loans charged-off        (9,261)      (19,609)

  Provision for loan losses       97,250        56,629
                               ---------     ---------

Balance, at December 31        $ 313,939     $ 225,950
                               =========     =========

     Loans on which the accrual of interest has been discontinued or reduced, for which impairment had not been recognized, amounted to approximately $ 40,500 at December 31, 1995. If interest on those loans had been accrued, such income would have approximated $ 1,300 in 1995. Interest income on those loans is recorded only when received. There were no loans on which the accrual of interest had been discontinued or reduced at December 31, 1996.


NOTE 4 - FURNITURE AND EQUIPMENT

         Components of furniture and equipment included in the statements of financial condition are as follows:
                                                       1996         1995
                                                       ----         ----

Furniture and equipment                             $ 200,028     $ 193,997
Leasehold improvements                                411,203       411,474
                                                    ---------     ---------
                                                      611,231       605,471
Less:  Accumulated depreciation and amortization     (178,352)     (124,138)
                                                    ---------     ---------

                                                    $ 432,879     $ 481,333
                                                    =========     =========

     Depreciation and amortization expense charged to operations amounted to $54,214 in 1996 and $ 57,129 in 1995.



                                       -31-
                                   (Sheet VI)

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


NOTE 5  - TIME DEPOSITS

     The aggregate amount of CDs, each with a minimum denomination of $ 100,000 was approximately $ 5,495,000 in 1996 and $ 3,618,000 in 1995.

         At December 31, 1996, the scheduled maturities of CDs are as follows:

               1997    $   977,281
               1998     20,538,562
               1999      3,874,386
               2000        214,752
               2001      1,128,492
                       -----------

                 $      26,733,473


NOTE 6 - CONCENTRATION OF DEPOSITS

     At December 31, 1996, twelve deposit relationships represent approximately 17% of the Bank's total deposits.


NOTE 7 - REPURCHASE AGREEMENTS

     At December 31 the Bank had entered into repurchase agreements with Bank customers. The repurchase agreements generally mature within one to four days from the transaction date. The average balance and interest rate under the repurchase agreements amounted to $1,373,413 and 5.03% in 1996 and $ 339,045 and 5.3% in 1995.


NOTE 8 - STOCKHOLDERS' EQUITY

     The Bank is subject to certain restrictions on the amount of dividends that it may declare without regulatory approval. However, it is management's intent not to pay dividends until such time as the accumulated deficit has been recovered.

     In 1991, the Company authorized 1,000,000 shares of preferred stock with a par value of $ .10 per share; however, there were no shares of preferred stock issued and outstanding at December 31, 1996 and 1995.




                                       -32-
                                   (Sheet VII)

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE 9 - INCOME TAXES

         The provision for income taxes consists of the following:

                              1996             1995
                              ----             ----
Current tax provision       $  7,500     $   -0-
Deferred federal benefit     (85,400)     (150,800)
                            -----------    --------

Total income tax benefit    $(77,900)    $(150,800)
                            ===========    ========

     The current tax provision represents income taxes calculated for alternative minimum tax in 1996. During 1996, the Bank utilized existing net operating loss carryforwards in computing taxable income. At December 31, 1996, cumulative federal and state net operating loss carryforwards amounted to approximately $ 900,000. The net operating loss carryforwards available to the Bank will expire in various years from 2007 to 2009.

     The financial statements of the Bank reflect a zero current income tax provision for 1995. The zero provision was the result of the use of federal and state net operating loss carryforwards in 1995.

     The tax provision differs from the amount that would be obtained by applying federal and state tax rates to pretax income primarily because of changes in the valuation allowance for deferred tax assets related to the expected benefit from operating loss carryforwards.

     Deferred tax assets and liabilities included in the statements of financial condition were as follows:

                                        1996              1995
                                        ----              ----
Deferred tax assets:
  Start-up costs                       $  38,155     $  69,402
  Allowance for loan losses              107,648        77,285
  Expected benefit of net
   operating loss carryforwards          379,249       450,515
  Deferred tax valuation allowance      (288,852)     (446,402)
                                       ---------     ---------
                                         236,200       150,800
Deferred tax liabilities:
  Net unrealized appreciation
   on available-for-sale securities      (15,912)      (37,942)
                                       ---------     ---------

  Net deferred tax asset               $ 220,288     $ 112,858
                                       =========     =========




                                       -33-
                                  (Sheet VIII)

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE 10 - STOCK WARRANTS AND OPTIONS

     On September 15, 1992, the Company's organizers were granted warrants to purchase additional common stock equal to 72.83% of their initial investment in the common stock (117,500 shares) of the Company. The warrants are exercisable at any time during the five-year period commencing on the date of grant. The exercise price of the warrants will be the greater of $ 10 per share of common stock or the book value per share of common stock on the exercise date.

     On September 15, 1992, the Company's president was granted stock options to acquire 4,400 shares of the Company's common stock. Additional options may be granted to the president based on the Company's meeting certain operational objectives or in the event of a change in control of the Company. All options are exercisable at any time during the five-year period following their issuance at a price equal to the fair market value upon exercise or at book value as of September 15, 1992, whichever is higher.

     No warrants or options have been exercised as of December 31, 1996.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

  Leases:

     The Bank leases its banking facility and an adjacent parcel of land under operating leases expiring in 2001. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments. The lease on the banking facility provides for two consecutive five-year renewal options.

     Future minimum lease payments under the operating leases for each of the next five years and in the aggregate are summarized as follows:

                               1997    $192,042
                               1998     192,042
                               1999     196,722
                               2000     196,722
                               2001     196,722
                                       --------

Total future minimum lease payments    $974,250
                                       ========

     Rental expense relating to operating leases amounted to approximately $ 198,000 in 1996 and $ 221,000 in 1995.

  Future Minimum Rentals:

     The Bank subleases a portion of its facilities at a monthly rate of $ 4,410 plus applicable state sales tax. Future minimum rentals under this sublease should approximate $ 44,000 through the expiration of the lease in November 1997.



                                       -34-
                                   (Sheet IX)

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

  Financial Instruments:

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Commitments to Extend Credit and Financial Guarantees. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory, property, plant, and equipment; and income-producing commercial properties.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral for those commitments for which collateral is deemed necessary.

     The Bank has not incurred any losses on its commitments in 1996.

     A summary of the notional amounts of the Bank's financial instruments with off-balance-sheet risk at December 31, 1996, follows:

           Commitments to extend credit    $4,382,648
                                           ==========

           Standby letters of credit       $  142,583
                                           ==========



                                       -35-
                                    (Sheet X)

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

  Unused Lines-of-Credit:

     At December 31, 1996, the Bank had lines of credits with banks enabling the Bank to borrow up to $ 12,750,000 subject to such terms as outlined in the related agreements. The arrangements are reviewed annually for renewal of the credit lines. The lines of credit were not in use at December 31, 1996.

  Contingencies:

     In the ordinary course of business, the Bank has various outstanding contingent liabilities that are not reflected in the accompanying financial statements. In addition, the Bank is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition of the Bank.


NOTE 12 - RELATED PARTY TRANSACTIONS

     The Bank has entered into transactions with its directors, significant stockholders, and their affiliates (related parties). The aggregate amount of loans to such related parties at December 31, 1996, was approximately $ 462,000. During 1996, new loans to such related parties amounted to approximately $ 112,000 and repayments amounted to approximately $ 146,000. Also, certain related parties maintain significant deposit balances with the Bank in the aggregate amount of approximately $ 1,006,000 at December 31, 1996.

     One of the Bank's directors provides various legal services to the Bank. Fees for these services amounted to approximately $ 12,300 in 1996 and $ 25,800 in 1995. Another director provides advertising, printing, and other miscellaneous services to the Bank. The gross billings for these services, which includes cost passed through by other companies who are actually providing their services to the Bank, amounted to approximately $ 47,200 in 1996 and $ 33,000 in 1995.


NOTE 13 - REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance- sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.


                                       -36-
                                   (Sheet XI)

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE 13 - REGULATORY MATTERS (Continued)

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratioos as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                                  To Be Well
                                                                                                  Capitalized Under
                                                                    For Capital                   Prompt Corrective
                                    Actual                      Adequacy Purposes:               Action Provisions:
                                    ------                      ------------------               ------------------
                              Amount      Ratio               Amount           Ratio          Amount             Ratio
                              ------      -----               ------           -----          ------             -----
As of December 31, 1996:
Total Capital
                                                  greater              greater       greater             greater
                                                  than or              than or       than or             than or
  (to Risk Weighted Assets)   $4,130,812  13.28%  equal to  $2,487,760 equal to 8.0% equal to $3,109,700 equal to 10.0%

 Tier I Capital
                                                  greater              greater       greater             greater
                                                  than or              than or       than or             than or
  (to Risk Weighted Assets)   $3,816,873  12.27% equal to   $1,243,880 equal to 4.0% equal to $1,865,820 equal to  6.0%

Tier I Capital
                                                  greater              greater       greater             greater
                                                  than or              than or       than or             than or
  (to Average Assets)         $3,816,873   9.35% equal to   $1,633,280 equal to 4.0% equal to $2,041,600 equal to 5.0%


NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Bank in estimating fair values of financial instruments as disclosed herein:

     Cash and short term instruments. The carrying amounts of cash and short-term instruments approximate their fair value.

     Available-for-sale securities. Fair values for securities are based on quoted market prices.

     Loans receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.


                                       -37-
                                   (Sheet XII)

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


NOTE 14. - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

     Deposit liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit ("CDs" ) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Repurchase agreements. The carrying amounts of repurchase agreements with Bank customers approximate their fair values.

     Accrued interest. The carrying amounts of accrued interest approximate their fair values.

     Off balance-sheet instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. The estimated fair value for these instruments was insignificant at December 31, 1996 and 1995.

     Limitations. Fair value estimates are made at a specific point in time and are based on relevant market information which is continuously changing. Because no quoted market prices exist for a significant portion of the Bank's financial instruments, fair values for such instruments are based on management's assumptions with respect to future economic conditions, estimated discount rates, estimates of the amount and timing of future cash flows, expected loss experience, and other factors. These estimates are subjective in nature involving uncertainties and matters of significant judgment; therefore, they cannot be determined with precision. Changes in the assumptions could significantly affect the estimates.

     The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                             1996                              1995

                                    ---------------------------------  -------------------
                                    Carrying         Fair            Carrying         Fair
                                    Amount           Value           Amount           Value
                                    ------           -----           ------           -----
Financial assets:

  Cash and cash equivalents        $ 6,185,658    $ 6,185,658    $ 2,408,375    $ 2,408,375
  Securities available-for-sale     11,212,512     11,212,512     10,638,023     10,638,023
  Loans receivable                  30,994,843     31,098,427     22,279,086     22,273,421
  Accrued interest receivable          313,185        313,185        293,258        293,258

Financial liabilities:

  Deposits                          43,861,763     43,968,895     31,713,391     31,815,920
  Repurchase agreements              1,487,823      1,487,823      1,086,144      1,086,144
  Accrued interest payable              68,137         68,137         50,000         50,000


                                       -38-
                                  (Sheet XIII)

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

      There has been no occurrence requiring a response to this item.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
       With Section 16(a) of the Exchange Act.
       ---------------------------------------

      The Company's directors and executive officers are as follows:

       Name                Position with Company
       ----                ---------------------

James W. Demler, M.D      Class I Director

Christine L. Jennings     President, Chief Executive Officer and
                          Class III Director

Susan M. Baker            Class II Director

Kenneth H. Barr           Class II Director

Timothy J. Clarke         Class III Director

Susan K. Flynn            Vice President, Chief Financial Officer and Cashier

Edward S. Levi            Class I Director

Sam D. Norton             Secretary and Class III Director

Michael R. Pender, Jr     Treasurer and Class III Director

A. Dean Pratt             Class I Director

Stanford H. Ross          Class II Director

Paul D. Thatcher          Senior Vice President and Chief Lending Officer

Gilbert J. Wellman        Chairman of the Board and Class II Director

      Each of the Company's directors has served in such capacity since May 1991. The Company has a classified Board of Directors, whereby approximately one-third of the members are elected each year at the Company's annual meeting of shareholders. Upon such election, each director of the Company will serve for a term of three years. The Company's officers are appointed by its Board of Directors and hold office at the will of the Board.

      James W. Demler, M.D., age 50, served as Chairman of the Board of the Company from December 1990 to April 1996. Dr. Demler joined the organizational group in October 1990. Dr. Demler is a physician specializing in urological surgery. Dr. Demler helped establish Sarasota Urological Associates and has been in private practice since 1983. Dr. Demler is former Chief of Surgery at Doctor's Hospital of Sarasota.

      Christine L. Jennings, age 51, has served as President and Chief Executive Officer of the Company since May 1991 and of the Bank since September 1992 and has been engaged in the organization of the Company and the Bank since May 1990. From 1987 to 1990, Ms. Jennings served as Senior Vice President and Chief Lending Officer, as well as a director, of Liberty National Bank in Bradenton, Florida. From 1985 to 1987, she served as Vice President - Commercial Real Estate of NCNB National Bank of Florida in Sarasota/Tampa, Florida. From 1984 to 1985, Ms. Jennings served as Vice President of Southeast Bank. Prior to that, she served in various capacities with Huntington National Bank in Columbus, Ohio from 1970 to 1984. Ms. Jennings has 31 years of banking experience.

      Susan M. Baker, age 40, served in the commercial lending and corporate banking department of NationsBank in Sarasota from 1985 to 1987 and served as a branch manager for NationsBank from 1983 to 1985. Mrs. Baker has served as an office administrator for the medical practice of her husband since 1987 and has been a partner in a family-owned real estate, lumber and insurance business since 1981. Mrs. Baker is also a certified financial planner.

      Kenneth H. Barr, age 56, served as part owner and general manager of Schenkel's Restaurant on Longboat Key, Florida from 1968 to 1994. Mr. Barr presently is a restauranteur.

      Timothy J. Clarke, age 52, has served as President of Clarke Advertising & Public Relations, Inc. since 1987. From 1985 to 1987, he served as Vice President of Advertising and Public Relations for Murray Industries.


      Susan K. Flynn, age 35, has served as the Vice President, Chief Financial Officer and Cashier of the Company and the Bank since 1995. From 1991 to 1995, Ms. Flynn served as the Vice President and Cashier of University State Bank in Tampa, Florida. Prior to that, Ms. Flynn served as the Assistant Branch Manager, the Consumer Loan Officer and the Compliance Officer for First Union National Bank in Tampa, Florida.

      Edward S. Levi, age 72, is currently retired. Mr. Levi served as President and Chief Executive Officer of Samuel Levi & Company, Inc. a retail furniture business headquartered in Portsmouth, Ohio, from 1948 to 1988. Mr. Levi has been retired since 1988. Mr. Levi also served as a director of Bank One, N.A. in Portsmouth, Ohio from 1977 to 1988 and was a member of that bank's executive, personnel and compensation committees.

      Sam D. Norton, age 37 is a partner in the law firm of Norton, Moran, Hammersley, Dunlap, Gurley & Lopez, P.A. in Sarasota and has been engaged in private practice since 1988. Mr. Norton practices law in the area of real estate, general business law and lender representation. He also serves as a director of Surgical Safety Products, Inc.

      Michael R. Pender, Jr., age 45, is a certified public accountant, and has been a partner of Cavanaugh & Co., CPAs, since 1979.

      A. Dean Pratt, age 66, has been retired since 1985. Prior to his retirement, Mr. Pratt served as Chairman of the Board, President and Chief Executive Officer of First State Bank of Morrisonville in Morrisonville, Illinois from 1968 to 1984.

      Stanford H. Ross, age 65, has served as the President and owner of Sand Trap Golf, Inc. (d/b/a House of Golf) in Sarasota since 1973. Prior to 1973, Mr. Ross spent 14 years in sales and sales management in the computer field, primarily with IBM and Honeywell.

      Paul D. Thatcher, age 48, has served as the Senior Vice President and Chief Lending Officer of the Company and the Bank since February 1994. From 1986 to 1994, Mr. Thatcher served as the Vice President, Credit Review for NationsBank in Tampa, Florida.

      Gilbert J. Wellman, age 75, has served as the Chairman of the Board of Directors of the Company since April 1996. Mr. Wellman served as President and Chief Executive Officer of Tower National Bank in Lima, Ohio from 1964 to 1983 and was the Organizing Chairman of that bank. From 1983 when the Bank was sold to BancOne Corporation until his retirement in 1987, Mr. Wellman served as Chairman and Chief Executive Officer of the BancOne subsidiary. Since 1988, Mr. Wellman has been an insurance broker.

      The Company is not subject to the requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Item 10. Executive Compensation
-------------------------------

      The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer for the years ended December 31, 1996, 1995 and 1994. No other executive officer's compensation exceeded $100,000 during 1996.

                           Summary Compensation Table

                             Annual Compensation
                             -------------------
Name and
Principal Position      Year      Salary          Bonus
------------------      ----      ------          -----
Christine L. Jennings    1996     $79,082        $20,500(1)
    President and        1995      77,980         17,094(2)
    Chief Executive      1994      72,000            -
    Officer
------------------------------

(1)    Earned in 1996 but paid in January 1997.
(2)    Earned in 1995 but paid in January 1996.

       The Bank's outside directors are paid $100 for each Board meeting attended. Directors who are also executive officers of the Bank are not additionally compensated as members of the Bank's Board of Directors. Currently, the directors of the Company receive no compensation for their services, and no compensation is proposed to be paid to the Company's directors during 1997.

Employment Agreement

       On April 29, 1991, the Company entered into an employment agreement with Christine L. Jennings, effective upon commencement of business of the Bank, pursuant to which she serves as President and Chief Executive Officer of the Company and the Bank. The agreement is for a term which expires on December 31, 1997, the fifth full year after the date the Bank opened for business. The agreement provides for Ms. Jennings to be paid an annual base salary of $72,000, with increases to be made in the discretion of the Company's Board of Directors. In addition, Ms. Jennings will receive annual cash bonuses equal to 5% of the Bank's net income (but not exceeding 25% of Ms. Jennings' base salary) upon the attainment of certain profitability levels. The Board of Directors may also grant such other bonuses as may be determined in its sole discretion. Ms. Jennings will continue to receive an automobile allowance of $400 per month.

       The employment agreement provides for the grant of stock options for a number of shares equal to 1% of the total number of shares of the Company's Common Stock sold in the Company's initial public stock offering.

Pursuant to such provision, Ms. Jennings was granted 4,400 shares in 1992. In addition, Ms. Jennings is entitled to receive options covering the same number of shares in each of the second through fifth years of employment upon the Bank's attainment of certain profitability levels. No options were granted under this provision in 1996. Any options granted under the employment agreement are exercisable for a term of five years from the date of grant at an exercise price equal to the greater of (i) $10.00 per share, or (ii) the book value per share of Common Stock on the exercise date of the option. In the event of a change in control of the Company or the Bank, all stock options contemplated in the employment agreement will be granted to Ms. Jennings, notwithstanding whether the profitability criteria set forth therein have been attained.

       The employment agreement also provides for the provision of certain benefits by the Company, including payment of luncheon or civic club dues, professional association and organization fees and life, health and disability insurance premiums. In the event that Ms. Jennings is terminated by the Company without cause, the employment agreement provides for the payment of all compensation and benefits provided in the agreement for a period of seven months thereafter or until she accepts comparable employment, whichever occurs earlier.

       The employment agreement provides that the Company may terminate Ms. Jennings for "cause," generally defined as (i) conviction or indictment of any felony or any act of fraud, misappropriation or embezzlement; (ii) engaging in conduct or activities materially damaging to the business of the Company or the Bank; (iii) failure, without reasonable cause, to devote her full business time and best efforts to the business of the Company or the Bank; (iv) any order from a regulatory authority or court of law directing the Company to suspend or remove her; or (v) failure or refusal to comply with the provisions of her employment agreement.

       No options were granted to or exercised by the Company's Chief Executive Officer during 1996. The following table presents information regarding the value of options held by the Company's Chief Executive Officer at December 31, 1996.

                                           Fiscal Year End Option Values


                                                             Value of
                                Number of                   Unexercised
                          Unexercised Options           in-the-Money Options
                          at Fiscal Year End            at Fiscal Year End
                              Exercisable/                  Exercisable/
Name/Position                Unexercisable                 Unexercisable
--------------------------------------------------------------------------------
Christine L. Jennings              4,400/0                  $4,400/$0
    President and Chief
    Executive Officer

------------------------

(1) Dollar values calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 1996 ($11.00) and the exercise price of such options. The fair market value of the Company's Common Stock was estimated based on the sales price of the Common Stock sold in recent private transactions.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

       The following table sets forth certain information as of March 1, 1997 with respect to ownership of the outstanding Common Stock of the Company by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group:


                                                          Percent of
                                 Shares of Common Stock   Outstanding
Name of Beneficial Owner         Beneficially Owned (1)   Shares
------------------------         ----------------------   ------
Susan M. Baker (2)                            17,283       3.6%

Kenneth H. Barr (3)                           10,183       2.1

Timothy J. Clarke (4)                          8,642       1.8

James W. Demler, M.D. (5)                     24,566       5.1

Christine L. Jennings (6)                     17,362       3.6

Edward S. Levi (7)                            25,925       5.4

Sam D. Norton(8)                              16,069       3.4

Michael R. Pender, Jr. (9)                    10,370       2.2

A. Dean Pratt (10)                            24,492       5.1

Stanford H. Ross (11)                         17,040       3.5

Gilbert J. Wellman (12)                      102,779      20.3


     All executive officers and directors
         as a group (13 persons)             275,111      49.8%

--------------------------------

(1) Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes warrants and options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 471,500 shares outstanding, except for certain parties who hold presently exercisable warrants or options to purchase shares. The percentages for those parties who hold presently exercisable warrants or options are based upon the sum of 471,500 shares plus the number of shares subject to presently exercisable warrants or options held by them, as indicated in the following notes.

(2) Includes 7,283 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.

(3) Includes 500 shares owned individually by Mr. Barr, 2,400 shares held by his individual retirement account and 7,283 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.

(4) Includes 2,700 shares owned individually by Mr. Clarke and 2,300 shares held by a company he controls. In addition, amount includes 3,642 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.

(5) Includes 7,500 shares owned individually by Dr. Demler, 2,000 shares held by his individual retirement account and 500 shares held by his spouse's individual retirement account. Includes 14,566 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering. Dr. Demler's address is 1547 Bayview Drive, Sarasota, Florida 34239.

(6) Includes 5,952 shares owned individually by Ms. Jennings and 1,548 shares held by her individual retirement account. In addition, amount includes 5,462 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering and 4,400 shares subject to presently exercisable stock options.

(7) Shares held by Mr. Levi's individual retirement account. In addition, amount includes 10,925 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering. Mr. Levi's address is 454 N. Washington Drive, Sarasota, Florida 34236.

(8) Includes 7,500 shares owned individually by Mr. Norton and 2,500 owned by his law firm's profit sharing plan, of which he is a co-trustee. In addition, amount includes 6,069 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.

(9) Includes 3,500 shares held by Mr. Pender's individual retirement account and 2,500 shares held by his spouse's individual retirement account. In addition, amount includes 4,370 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.

(10)Shares held in a revocable living trust of which Mr. Pratt is the trustee and a beneficiary. In addition, amount includes 9,832 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering. Mr. Pratt's address is 1711 Loma Linda Street, Sarasota, Florida 34239.

(11)Includes 1,350 shares held by Mr. Ross' individual retirement account, 5,600 shares owned by Mr. Ross' spouse and 1,350 shares held by his spouse's individual retirement account. In addition, amount includes 8,740 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.

(12)Includes 40,500 shares held by a trust for which Mr. Wellman serves as trustee, 28,413 shares owned by Mr. Wellman's wife and 33,866 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering. Mr. Wellman's address is 7413 Links Court, Sarasota, Florida 34243.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

      Sam D. Norton, a director of the Company, is an attorney in Sarasota, Florida and received from the Company legal fees during fiscal 1995 and 1996 totalling $25,800 and $13,736, respectively, for services rendered to the Company. Timothy J. Clarke, also a director of the Company, is owner of Clarke Advertising and Public Relations, to which the Company paid a total of $33,000 and $50,429 during 1995 and 1996, respectively, which includes costs passed through by other companies providing marketing services to the Company. Michael
R. Pender, Jr., another director of the Company, provided accounting services to the Company and received accounting fees during fiscal 1996 totaling $1,700.

      The Bank has outstanding loans to certain of the Company's directors, executive officers, their associates and members of the immediate families of such directors and executive officers. These loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank and do not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

      (a) Exhibits.  The following  exhibits are filed with or  incorporated  by
          --------
reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-18 under the Securities Act of 1933 for the Registrant, as filed with the Securities and Exchange Commission on June 6, 1991, Registration No. 33-41045, as amended on July 15, 1991 by Amendment No. 1 and as amended on August 5, 1991 by Amendment No. 2 (the "S-18"), (ii) the Annual Report on Form 10-KSB for the year ended December 31, 1992 (the "1992 10-KSB"), (iii) the Annual Report on Form 10-KSB for the year ended December 31, 1993 (the "1993 10-KSB") or (iv) the Current Report on Form 8-K dated November 3, 1995 (the "11/3/95 8-K"). The exhibit numbers correspond to the exhibit numbers in the referenced document.

        Exhibit No.            Description of Exhibit
        -----------            ----------------------

           *3.1     - Articles of Incorporation dated December 28, 1990 (S-18).

           *3.2     - Articles of Amendment dated May 7, 1991 (S-18).

           *3.3     - Articles of Amendment dated May 21, 1991 (S-18).

           *3.4     - By-Laws adopted June 3, 1991 (S-18).

           *10.1 - Shareholders Agreement dated April 29, 1991 by and among the Organizers of the Registrant (S-18).

           *10.2 - Employment Agreement dated April 1, 1991 between the Registrant and Christine L. Jennings (S-18).

           *10.3 - Employment Agreement dated April 29, 1991 between the Registrant and Christine L. Jennings (S-18).

           *10.6 - Lease Agreement dated June 3, 1991 between the Registrant and Theodore C. Steffens, Receiver regarding lease of office space in One Sarasota Tower, Sarasota, Florida (S-18).

           *10.7 - Ground Lease Agreement dated November 30, 1993 between the Registrant and One Sarasota Tower, Inc. (1993 10-KSB).

           *16 - Letter to Securities and Exchange Commission from KPMG Peat Marwick LLP dated January 12, 1996 (11/3/95 8-K).

           *21.1    - Subsidiaries of the Registrant (1992 10-KSB).

           27.1     - Financial Data Schedule (for SEC use only).


        (b)  Reports on Form 8-K.  No Current  Reports on Form 8-K were filed by
             -------------------
the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                           SARASOTA BANCORPORATION, INC.



Dated:  March 27, 1997 By: /s/ Christine L. Jennings
                           ------------------------------------------
                               Christine L. Jennings
                               President and Chief Executive Officer
                               (Principal Executive Officer)

Dated:  March 27, 1997 By: /s/ Susan K. Flynn
                           ------------------------------------------
                               Susan K. Flynn
                               Vice President and Cashier
                               (Principal Financial and Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                           Date
     ---------                           ----


/S/ SUSAN M. BAKER                      March 27, 1997
------------------------------
SUSAN M. BAKER
Class II Director


/S/ KENNETH H. BARR                     March 27, 1997
----------------------------
KENNETH H. BARR
Class II Director


                                        March __, 1997
----------------------------
TIMOTHY J. CLARKE
Class III Director


                                        March __, 1997
----------------------------
JAMES W. DEMLER, M.D.
Chairman of the Board and
Class I Director


/S/ CHRISTINE L. JENNINGS               March 27, 1997
----------------------------
CHRISTINE L. JENNINGS
President, Chief Executive
Officer and Class III Director



                       [SIGNATURES CONTINUED ON NEXT PAGE]

/S/ EDWARD S. LEVI                      March 27, 1997
------------------------------
EDWARD S. LEVI
Class I Director


                                        March __, 1997
------------------------------
SAM D. NORTON
Secretary and Class III Director


/S/ MICHAEL R. PENDER, JR.              March 27, 1997
------------------------------
MICHAEL R. PENDER, JR.
Treasurer and Class III Director


/S/ A. DEAN PRATT                       March 27, 1997
--------------------------------
A. DEAN PRATT
Class I Director


/S/ STANORD H. ROSS                     March 27, 1997
----------------------------
STANFORD H. ROSS
Class II Director


/S/ GILBERT J. WELLMAN                  March 27, 1997
------------------------------
GILBERT J. WELLMAN
Class II Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders as of the date of filing this report. An annual report and proxy materials will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB, and the Registrant will furnish copies of such material to the Commission when they are sent to security holders.