Form 10QSB
period 1997-03-31
SARASOTA BANCORPORATION INC / FL
filed 1997-05-14
CIK 875707

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarterly Period Ended                          Commission File Number:
         March 31, 1997                                          33-41045


                          SARASOTA BANCORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



              Florida                                        65-0235255
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)



           Two North Tamiami Trail, Suite 100, Sarasota, Florida 34236
                    (Address of principal executive offices)



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

                    Yes    [X]                         No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $.01 Par Value                        471,500
    ----------------------------               --------------------------
                Class                          Outstanding at May 9, 1997

Transitional Small Business Disclosure Format (Check One):

                    Yes                                No     [X]

                          PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements


                         SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                                  (UNAUDITED)


ASSETS                                                                March 31, 1997   December 31, 1996
------                                                                --------------   -----------------
Cash and Due From Banks                                               $  2,309,009        2,467,658
Federal Funds Sold                                                       3,640,000        3,718,000
Securities held to maturity                                                   --               --
Securities available for sale                                           12,504,010       11,212,512
Loans (Net)                                                             32,284,829       30,994,843
Accrued interest receivable                                                282,307          313,185
Foreclosed real estate                                                      71,673           71,673
Furniture and equipment,net                                                416,530          432,879
Deferred income taxes                                                      236,200          220,288
Other assets                                                                29,700           44,165
                                                                      ------------       ----------

TOTAL ASSETS:                                                         $ 51,774,258       49,475,203
                                                                      ============       ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Demand deposits                                                       $  7,060,197        5,666,640
NOW and money market deposits                                            8,858,827       10,509,570
Savings deposits                                                           781,925          952,080
Other time deposits                                                     29,436,986       26,733,473
                                                                      ------------       ----------
Total deposits                                                          46,137,935       43,861,763
                                                                      ------------       ----------

Repurchase agreements                                                    1,424,782        1,487,823
Accrued interest payable                                                   84,732           68,137
Other liabilities                                                          101,101          130,802
                                                                      ------------       ----------
TOTAL LIABILITIES:                                                      47,748,550       45,548,525



STOCKHOLDERS' EQUITY:

Preferred stock, $.10 Par Value. Authorized 1,000,000 shares;
     None Issued or Outstanding                                               --               --
Common Stock, $.01 Par Value. Authorized 10,000,000 shares;
     Outstanding 471,500                                                     4,715            4,715
dditional Paid-In Capital                                                4,710,285        4,710,285
Accumulated Deficit                                                       (677,609)        (815,415)
Net unrealized appreciation on available-for-sale securities (net)         (11,683)          27,093
                                                                      ------------       ----------


TOTAL STOCKHOLDERS' EQUITY:                                              4,025,708        3,926,678
                                                                      ------------       ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                           $ 51,774,258       49,475,203
                                                                      ============       ==========


                         SARASOTA BANCORPORATION, INC.
                               SARASOTA, FLORIDA

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                         THREE MONTHS THREE MONTHS
                                                  ENDED ENDED
                                             3/31/97      3/31/96
                                          ------------  ------------

INTEREST INCOME:
----------------
Interest and Fees on Loans                   $742,644    $542,341
Interest on Federal Funds Sold                 35,390       3,011
Interest on Investment Securities             180,863     162,623
                                             --------     -------
TOTAL INTEREST INCOME:                        958,897     707,975


INTEREST EXPENSE:
-----------------
Interest on Deposits                          443,525     296,506
Interest on Borrowings                            139      14,137
Interest on Repurchase agreements              16,548      11,142
                                             --------     -------

TOTAL INTEREST EXPENSE:                       460,212     321,785
                                             --------     -------

NET INTEREST INCOME:                          498,685     386,190

Provision For Possible Loan Losses             48,500       7,250
                                             --------     -------

NET INTEREST INCOME (LOSS) AFTER
     PROVISION FOR POSSIBLE LOAN LOSSES:      450,185     378,940

OTHER OPERATING INCOME:
-----------------------
Service Charges on Deposit Accounts            32,550      24,951
Other Fees and Other Income                    24,731      13,837
                                             --------     -------

NET OTHER OPERATING INCOME:                    57,281      38,788

OPERATING EXPENSES:
-------------------
Salaries and employee benefits                169,690     172,348
Occupancy                                      75,455      66,372
Data processing                                12,880      23,789
Professional Fees                              34,464      36,736
Other                                          74,171      77,943
                                             --------     -------

TOTAL OTHER OPERATING EXPENSES:               366,660     377,188
                                             --------     -------

INCOME BEFORE TAXES                           140,806      40,540

PROVISION FOR TAXES                             3,000        --
                                             --------     -------

NET INCOME                                   $137,806      40,540
                                             ========      ======

INCOME PER SHARE                                 0.29        0.09
                                             ========      ======

REFER TO NOTES TO FINANCIAL STATEMENTS


                         SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                            THREE MONTHS      THREE MONTHS
                                                               ENDED             ENDED
                                                              3/31/97           3/31/96
                                                            ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITY:
NET INCOME                                                $   137,806          40,540
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH FLOWS FROM OPERATIONS:

Depreciation                                                   16,349           8,832
Amortization of Organizational Costs                            9,707           9,707
Provision for Loan Losses                                      48,500           7,250
(Increase) Decrease in Accrued Interest Receivable             30,878          51,460
(Increase) Decrease in Foreclosed real estate                    --            (3,166)
(Increase) Decrease in Deferred income taxes                  (15,912)        (37,961)
(Increase) Decrease in other assets                             4,758           3,254
(Decrease) Increase in Repurchase agreements                  (63,041)           --
(Decrease) Increase in Accrued Interest Payable                16,595          (5,232)
(Decrease) Increase in other liabilities                      (29,701)         20,854
                                                           ----------      ----------



NET CASH USED IN OPERATING ACTIVITIES:                        155,939          95,538
                                                           ----------      ----------

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities, Net                     (1,330,274)       (501,218)
Purchase of furniture & equipment                                --            (4,014)
Increase in Loans, Net                                     (1,338,486)       (824,728)
                                                           ----------      ----------


NET CASH USED IN INVESTING ACTIVITIES:                     (2,668,760)     (1,329,960)
                                                           ----------      ----------


CASH FLOW FROM FINANCING ACTIVITIES:

Net Increase in Deposits                                    2,276,172         685,741
                                                           ----------      ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                  2,276,172         685,741
                                                           ----------      ----------

NET INCREASE (DECREASE) IN CASH:                             (236,649)       (548,681)

CASH AS BEGINNING OF PERIOD:                                6,185,658       2,408,375
                                                           ----------      ----------

CASH AT END OF PERIOD:                                      5,949,009       1,859,694
                                                            =========       =========

Supplemental Disclosure of Cash Flow Information -
     Cash Paid During The Period For Interest:            $   460,212         321,785
                                                          ===========         =======

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY
                    Notes to Financial Statements (Unaudited)
                                 March 31, 1997

Note 1 - Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

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

         Investment Securities. As of March 31, 1997 no Investment Securities are carried as "Held to Maturity".

         Available for Sale Securities. As of March 31, 1997 the market value of "Available for sale Securities" is $12,504,010.

         Organizational Costs. In accordance with FASB Statement No. 7, the Company and the subsidiary Bank capitalized all direct costs that were incurred in the expectation that they would generate future revenues and otherwise benefit periods after the Bank opened for business. These capitalized costs, or organizational costs, are amortized over a sixty-month period using the straight line method. As of March 31, 1997, unamortized organizational cost amounted to $16,734.

         Profit Per Share. Profit per share .29 for the quarter ended March 31, 1997 may not be indicative of projected earnings for the year ending December 31, 1997.

         Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As of March 31, 1997, no income taxes have been accrued because of net operating loss carry-overs.

         Statement of Cash Flows. The presentation of the statement of cash flows is condensed as permitted by the Securities and Exchange Commission (the "SEC"). The classification of cash flows is consistent with the requirements of FASB Statement No. 95.

Note 4 -  Related Parties

         One of the Company's directors serves as legal counsel for the Company. Gross fees for services provided by this director during the three months ended March 31, 1997 was $1,235. This amount includes sums paid by the Bank to such director's law firm as well as sums paid by Bank customers and cost advances. Another director provides advertising, printing and other miscellaneous services to the Company. The gross billings, which includes costs passed through to other companies providing services to the Company, was $9,050 for the three months ended March 31, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion addresses the factors that have affected Sarasota Bancorporation, Inc.'s (the "Company") financial condition and results of operations as reflected in the Company's unaudited financial statements for the first quarter ended March 31, 1997.

Results of Operations

         The Company's net income for the first quarter of 1997 was $137,806, a 239.9% increase compared to $40,540 for the same period in 1996. Earnings per share increased to $0.29 in the first quarter of 1997 compared to $0.09 per share for the same period in 1996. The increases in net income are primarily attributable to a 36.9% increase in interest and fees on loans and a 30.6% increase in interest on investment securities and fed funds sold.

         Net interest income after the provision for loan losses for the first quarter of 1997 increased $71,245 or 18.8% to $450,185 from a balance of $378,940 for the first quarter of 1996.
 The increases in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans as well as an increase in investment securities with a corresponding increase in interest income on securities. The cost of deposits averaged 4.17% during the first quarter of 1997 compared to 3.92% for the first quarter of 1996. The net interest margin was 4.13% as of March 31, 1997 on average earning assets of $46,273,993. For the same period in 1996, the net interest margin was 4.37% on average earning assets of $34,238,278. The decrease in net interest margin is reflective of growth in higher priced interest bearing liability accounts.

         Non-interest expense for the first quarter of 1997 decreased $10,528 or 2.79% as compared to the first quarter of 1996. This decrease is primarily the result of a refund of unused accrued funds to data processing fees. Data processing fees were expended each month of 1996 in order for the Bank to purchase a "Voice Response," or telephone banking system. The Bank elected not to purchase the system during the first quarter of 1997 and reimbursed the expense account in the amount of $10,600.

         Non-interest income increased $18,493 or 47.68% during the first quarter ended March 31, 1997 as compared to the same period in 1996. The increase in non-interest income is attributable to increased overdraft service fees on depository accounts as well as increased rental income earned on certain office space located in the Bank's principal office facility that is subleased by the Company.

Financial Condition

         For the three month period ended March 31, 1997, the Company experienced continued asset, loan and deposit growth. Total assets have increased 4.65% to $51,774,258 for the three month period ended March 31, 1997 from $49,475,203 at December 31, 1996. This increase is primarily attributable to an increase in loans of approximately $1.3 million and an increase in securities available for sale of approximately $1.3 million during this period.

         The allowance for loan loss provision for the first quarter of 1997 was $48,500 compared to $7,250 in the first quarter of 1996. The reserve balance for loan losses as of March 31, 1997 was $360,611 as compared to $313,939 at December 31, 1996. At March 31, 1997, the allowance for loan losses represented 1.11% of total loans outstanding. Management considers the allowance to be adequate based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

         Through the first quarter of 1997, charged-off loans totaled $3,628 with recoveries of $3,100, or a net of less than .01% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was $11,000 or .03% of total outstanding loans as of March 31, 1997 compared to $95,000 or .41% of total outstanding loans as of the same period in 1996. At year ended December 31, 1996, non-performing loans were $7,000 or .02% of total loans outstanding. The increase in non-performing loans as compared to year ended December 31, 1996, is primarily attributable to one consumer line of credit past due in excess of 90 days.

Capital Adequacy

         Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4.0% for core capital (tier 1 capital), 8.0% for total risk-based capital, and at least 3.0% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3.0% level. The Company's tier 1 risk-based capital ratio at March 31, 1997 was 11.78%, its total risk-based capital ratio was 12.85%, and its leverage ratio was 7.66%, well above the required minimums.

Liquidity

         The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 69.97% at March 31, 1997, cash and due from banks of $2,309,009 and federal funds sold of $3,640,000, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

                           PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

         (a)      The following exhibit is filed with this report:

                  Exhibit No.                        Description
                  -----------                        -----------

                           27               Financial Data Schedule
                                             (for SEC use only)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SARASOTA BANCORPORATION, INC


Dated:   May 9, 1997          By:  /s/  Christine L. Jennings
                                   ------------------------------
                                        Christine L. Jennings
                                        President (Principal Executive Officer)



                              By:  /s/  Susan K. Flynn
                                   ------------------------------
                                        Susan K. Flynn
                                        Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                         Description                   Page No.
-----------                         -----------                   --------

    27                              Financial Data Schedule