Form 10QSB
period 1997-06-30
SARASOTA BANCORPORATION INC / FL
filed 1997-08-13
CIK 875707

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For Quarterly Period Ended Commission File Number:
                             June 30, 1997 33-41045


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



           Two North Tamiami Trail, Suite 100, Sarasota, Florida 34236
           -----------------------------------------------------------
                    (Address of principal executive offices)



                                 (941) 955-2626
                           (Issuer's telephone number)



                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes x                        No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Common Stock, $.01 Par Value                               471,500
 ----------------------------                  ---------------------------------
            Class                                Outstanding at August 8, 1997

Transitional Small Business Disclosure Format (Check One):

                  Yes                          No      X


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                                   (UNAUDITED)
                                                       June 30,     December 31,
ASSETS                                                   1997            1996
------                                                   ----            ----
Cash and Due From Banks                            $  2,209,491     $  2,467,658
Federal Funds Sold                                    2,034,000        3,718,000
Securities Held to Maturity                                --               --
Securities Available for Sale                        12,835,704       11,212,512
Loans (Net)                                          36,421,385       30,994,843
Accrued Interest Receivable                             348,844          313,185
Foreclosed Real Estate                                   71,673           71,673
Furniture and Equipment, Net                            406,356          432,879
Deferred Income Taxes                                   236,200          220,288
Other Assets                                             23,672           44,165
                                                   ------------     ------------

   TOTAL ASSETS:                                   $ 54,587,325     $ 49,475,203
                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Demand Deposits                                    $ 11,002,140     $  5,666,640
NOW and Money Market Accounts                         6,840,903       10,509,570
Savings Accounts                                        789,176          952,080
Other Time Deposits                                  30,326,641       26,733,473
                                                   ------------     ------------
     Total Deposits                                  48,958,860       43,861,763
                                                   ------------     ------------

Repurchase Agreements                                 1,183,970        1,487,823
Accrued Interest Payable                                 85,691           68,137
Other Liabilities                                       143,922          130,802
                                                   ------------     ------------

   TOTAL LIABILITIES:                              $ 50,372,443     $ 45,548,525

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 Par Value.  Authorized
   1,000,000 shares; None issued or Outstanding            --               --
Common stock, $.01 Par Value.  Authorized
Additional Paid-In Capital                            4,710,285        4,710,285
Treasury Stock                                          (15,730)            --
Accumulated Deficit                                    (509,986)        (815,415)
Net unrealized appreciation on Available
           For Sale Securitites (Net)                    25,598           27,093
                                                   ------------     ------------

   TOTAL STOCKHOLDERS' EQUITY:                        4,214,882        3,926,678
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:     $ 54,587,325     $ 49,475,203
                                                   ============     ============

                                       1


                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended June 30, 1997 and 1996 and
                For the Six Months Ended June 30, 1997 and 1996
                                  (UNAUDITED)


                                              THREE MONTHS   THREE MONTHS  SIX MONTHS    SIX MONTHS
                                                 ENDED          ENDED        ENDED         ENDED
                                                06/30/97       06/30/96     06/30/97     06/30/96
                                                --------       --------     --------     --------
INTEREST INCOME:
Interest and Fees on Loans                    $  818,849    $  587,989   $ 1,561,493   $ 1,130,330
Interest on Federal Funds Sold                    60,554        15,040        95,944        18,051
Interest on Investment Securities                211,486       157,755       392,349       320,378
                                               ---------       -------     ---------     ---------
TOTAL INTEREST INCOME:                         1,090,889       760,784     2,049,786     1,468,759


INTEREST EXPENSE:
-----------------
Interest on Deposits                             513,546       332,638       957,071       629,144
Interest on Borrowings                             -             2,049           139        16,186
Interest on Repurchase Agreements                 16,919        12,553        33,467        23,695
                                               ---------       -------     ---------     ---------
TOTAL INTEREST EXPENSE:                          530,465       347,240       990,677       669,025
                                               ---------       -------     ---------     ---------

NET INTEREST INCOME:                             560,424       413,544     1,059,109       799,734
Provision For Possible Loan Losses                72,300        50,700       120,800        57,950
                                               ---------       -------     ---------     ---------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                        488,124       362,844       938,309       741,784

OTHER OPERATING INCOME:
-----------------------
Service Charges on Deposit Accounts               27,951        22,727        60,501        47,678
Other Fees and Other Income                       21,506        15,813        46,237        29,650
                                               ---------       -------     ---------     ---------

NET OTHER OPERATING INCOME:                       49,457        38,540       106,738        77,328

OPERATING EXPENSES:
-------------------
Salaries and Employee Benefits                   162,995       149,444       332,685       321,792
Occupancy                                         74,376        76,967       149,831       143,339
Data Processing                                   27,354        25,550        40,234        49,339
Professional Fees                                 26,238        16,825        60,702        55,324
Other                                             75,995        63,174       150,166       139,354
                                               ---------       -------     ---------     ---------
TOTAL OPERATING EXPENSES:                        366,958       331,960       733,618       709,148
                                               ---------       -------     ---------     ---------
INCOME BEFORE TAXES:                             170,623        69,424       311,429       109,964
PROVISION FOR TAXES:                               3,000          --           6,000          --
                                               ---------       -------     ---------     ---------

NET INCOME:                                   $  167,623    $   69,424   $   305,429   $   109,964
                                              ==========        ======       =======       =======
INCOME PER SHARE:                             $     0.36    $     0.15   $      0.65   $      0.23
                                              ==========        ======       =======       =======


                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1997 and 1996
                                   (UNAUDITED)

                                                        SIX MONTHS        SIX MONTHS
                                                           ENDED             ENDED
                                                         06/30/97          06/30/96
                                                         --------          --------
CASH FLOWS FROM OPERATING ACTIVITY:

   NET INCOME                                         $   305,429      $  109,964
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
        CASH FLOWS FROM OPERATIONS:

Depreciation                                               28,399          22,874
Amortization of Organizational Costs                       19,413          19,414
Provision for Loan Losses                                 120,800          57,950
(Increase) Decrease in Accrued Interest Receivable        (35,659)          1,389
(Increase) Decrease in Foreclosed Real Estate                --            (3,166)
(Increase) Decrease in Deferred Income Taxes              (15,912)        (37,961)
(Increase) Decrease in Other Assets                         1,080          23,903
(Decrease) Increase in Repurchase Agreements             (303,853)           --
(Decrease) Increase in Accrued Interest Payable            17,554          (1,541)
(Decrease) Increase in Other Liabilities                   13,120          20,679
                                                       ----------      ----------

   NET CASH USED IN OPERATING ACTIVITY:                   150,371         213,505
                                                       ----------      ----------


CASH FLOWS FROM INVESTING ACTIVITY:

Purchase of Investment Securities, Net                 (1,624,687)        662,404
Purchase of Furniture & Equipment                          (1,876)         (4,014)
Purchase of Other Real Estate                                --            (3,166)
Increase in Loans, Net                                 (5,547,342)     (4,961,792)
                                                       ----------      ----------

   NET CASH USED IN INVESTING ACTIVITY:                (7,173,905)     (4,306,568)
                                                       ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITY:

Net Increase in Deposits                                5,097,097       2,804,082
Purchase of Treasury Stock                                (15,730)           --
Net Increase in Repurchase Agreements                        --         1,109,943
                                                       ----------      ----------

   NET CASH PROVIDED BY FINANCING ACTIVITY:             5,081,367       3,914,025
                                                       ----------      ----------

   NET INCREASE (DECREASE) IN CASH:                    (1,942,167)       (179,038)

   CASH AT BEGINNING OF PERIOD:                         6,185,658       2,408,375
                                                       ----------      ----------

   CASH AT END OF PERIOD:                             $ 4,243,491      $2,229,337
                                                        =========       =========

Supplemental Disclosure of Cash Flow Information
    Cash Paid During The Period For Interest:         $   990,677      $  669,025
                                                      ===========         =======

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY
                    Notes to Financial Statements (Unaudited)
                                  June 30, 1997


Note 1 - Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Form 10- KSB for the year ended December 31, 1996.


Note 2 - Summary of Organization

         Sarasota BanCorporation, Inc. Sarasota, Florida (the "Company"), was incorporated under the laws of the State of Florida on December 28, 1990, for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Sarasota Bank (the "Bank") Sarasota, Florida. Prior to formation of the Company, the Company's organizers formed a partnership to commence organizing a Bank holding company. The partnership was subsequently merged into the Company as of December 30, 1990. As a result, each organizers' capital account in the partnership was exchanged for common stock of the Company and all assets of the partnership were contributed as capital to the Company in consideration of the issuance of its common stock to the organizers. On September 15, 1992, the organizers received approval from the Office of the Comptroller of the State of Florida for the organization of a new state banking association and approval was also received on May 29, 1992 from the Federal Reserve Board to form a one-bank holding company. On September 15, 1992, the Company acquired 100% of the Bank's capital stock by injecting $4.25 million into the Bank's capital accounts.


Note 3 - Significant Accounting Policies

         The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The following summarizes the more significant of these policies:

         Investment Securities. As of June 30, 1997 no Investment Securities are carried as "Held to Maturity."

         Available for Sale Securities. As of June 30, 1997 the market value of "Available for Sale Securities" is $12,835,704.

         Organizational Costs. In accordance with FASB Statement No. 7, the Company and the subsidiary Bank capitalized all direct costs that were incurred in the expectation that they would generate future revenues and otherwise benefit periods after the subsidiary Bank opened for business. These capitalized costs, or organizational costs, are amortized over a sixty-month period using the straight line method. As of June 30, 1997, unamortized organizational cost amounted to $7,027.

         Profit Per Share. Profit per share was $.36 for the quarter ended June 30, 1997 and may not be indicative of projected earnings (losses) for the year ending December 31, 1997.

         Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As of June 30, 1997 the provision for taxes is $6,000.

         Statement of Cash Flows. The presentation of the statement of cash flows is condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.


Note 4 - Related Parties

         One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the six months ended June 30, 1997 was $4,001. This amount includes sums paid by the Bank to this firm as well as sums paid by bank customers and cost advances. Another director of the Company provides advertising, printing and other miscellaneous services to the Company. The gross billing, which includes costs passed through to other companies providing services to the Company, was $22,019 for the six months ended June 30, 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.'s (the "Company") financial condition and results of operations as reflected in the Company's unaudited financial statements for the second quarter ended June 30, 1997.

Results of Operations

         The Company's net income for the second quarter of 1997 was $167,623, a 141.4% increase compared to $69,424 for the same period in 1996. Earnings per share increased to $.36 in the second quarter of 1997 compared to $.15 per share for the same period in 1996. Net income for the six months ended June 30, 1997 was $305,429 compared to $109,964 for the same period in 1996, an increase of $195,465 or 177.8%. The increases in net income are primarily attributable to a 39.3% and a 38.1% increase in interest and fees on loans for the three and six month periods ended June 30, 1997, respectively.

         Net interest income after provision for loan losses for the second quarter of 1997 increased $125,280 or 34.5% to $488,124 from a balance of $362,844 for the second quarter of 1996. Net interest income after provision for loan losses for the six months ended June 30, 1997 increased $196,525 or 26.5% to $938,309 from a balance of $741,784 for the same period in 1996. The increases in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 4.24% for the second quarter of 1997 compared to 3.95% for the second quarter of 1996. The net interest margin for the six months and three months ended June 30, 1997 was 4.16% and 4.18% on average earning assets of $48,811,990 and $51,414,072, respectively for the periods stated. For these same periods in 1996, the net interest margin was 4.38% and 4.38%, respectively, on average earning assets of $36,313,125 and $37,349,328, respectively. The decrease in net interest margin is reflective of growth in higher priced interest bearing liability accounts.

         Non-interest  expense for the second quarter of 1997 increased  $34,998 or 10.5% as compared to the second quarter of 1996. Non-interest expense increased $24,470 or 3.5% for the six month period ended June 30, 1997 as compared to the same period of 1996. This increase is primarily the result of increased employee salaries and benefits, professional service fees and director fees.

         Non-interest income increased $10,917 or 28.3% during the second quarter ended June 30, 1997 as compared to the same period in 1996. Non-interest income also increased $29,410 or 38.0% for the six month period ended June 30, 1997 as compared to the same period in 1996. The increase in non-interest income is attributable to increased overdraft service fees on depository accounts as well as increased rental income from the Bank's tenant.

Financial Condition

         For the six month period ended June 30, 1997, the Company experienced continued asset, loan and deposit growth. Total assets increased 10.33% to $54,587,325 for the six month period ended June 30, 1997 from $49,475,203 at December 31, 1996. This increase is primarily attributable to an increase in loans of approximately $5.4 million and an increase in securities available for sale of approximately $1.6 million during this period. Federal Funds sold decreased during the six months ended June 30, 1997 by $1.7 million in order to accommodate the increase in securities and the loan demand experienced during the period.

         The allowance for loan loss provision for the second quarter of 1997 was $72,300 compared to $50,700 in the second quarter of 1996. The reserve balance for loan losses as of June 30, 1997 was $412,977 as compared to $313,939 at December 31, 1996. At June 30, 1997, the allowance for loan losses represented 1.12% of total loans outstanding. Management considers the allowance to be adequate based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

         Through the second quarter of 1997, charged-off loans totalled $26,412 with recoveries of $4,650, or a net of .05% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was $59,000 or .16% as of June 30, 1997 compared to .81% as of the same period in 1996. As of the year ended December 31, 1996, non-performing loans were $7,000 or .02% of loans outstanding. The increase in non-performing loans as compared to year ended December 31, 1996 is primarily attributable to several consumer loans past due from 30 to 90 days. There were no loans past due in excess of 90 days as of June 30, 1997.

Capital Adequacy

         Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (tier 1), 8% for total risk-based capital, and at least 3% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company's tier 1 risk-based capital ratio at June 30, 1997 was 11.30%, its total risk-based capital ratio was 12.43%, and its leverage ratio was 7.77%.

Liquidity

         The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 74.29% at June 30, 1997, cash and due from banks of $2,209,491 and federal funds sold of $2,034,000, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         The 1997 Annual Meeting of Shareholders of the Company was held on April 5, 1997. At the meeting the following persons were elected as directors to serve for a term of three years and until their successors are elected and qualified: Susan M. Baker, Kenneth H. Barr, Stanford H. Ross, and Gilbert J. Wellman.

         The results of voting with respect to the election of directors were as follows:


                                   Votes               Votes
                                    FOR               WITHHELD
                                    ---               --------
     Susan M. Baker                293,145             27,800
     Kenneth H. Barr               320,145                800
     Stanford H. Ross              320,145                800
     Gilbert J. Wellman            320,145                800

         The following persons did not stand for reelection to the Board at the 1997 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Timothy J. Clarke, James W. Demler, M.D., Christine L. Jennings, Edward S. Levi, A. Dean Pratt, Sam D. Norton and Michael R. Prender, Jr.

         Also at the 1997 Annual Meeting of Shareholders, the shareholders voted to extend the expiration date of certain outstanding warrants previously issued to twelve (12) organizers of the Company from September 15, 1997 to September 15, 2002. The results of the voting were 311,369 votes for, 7,076 votes against, 2,500 votes abstaining, and 150,555 broker non-votes.

         No other matters were presented or voted for at the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibit is filed with this report:

                  Exhibit No.       Description
                  -----------       -----------

                      27            Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SARASOTA BANCORPORATION, INC


Dated:   August 8, 1997       By:    /s/  Christine L. Jennings
                                     --------------------------
                                          Christine L. Jennings
                                          President
                                          (Principal Executive Officer)



                              By:    /s/  Susan K. Flynn
                                     --------------------------
                                          Susan K. Flynn
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)