Form 10QSB
period 1997-09-30
SARASOTA BANCORPORATION INC / FL
filed 1997-11-14
CIK 875707

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
   September 30, 1997                                                33-41045


                          SARASOTA BANCORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Florida                                                 65-0235255
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


                                 (941) 955-2626
           -----------------------------------------------------------
                           (Issuer's telephone number)


                                 Not applicable
           -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X                           No
                       -------                            -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Common Stock, $.01 Par Value                               471,500
-------------------------------------          ---------------------------------
         Class                                  Outstanding at November 12, 1997

Transitional Small Business Disclosure Format (Check One):

Yes          No   X
    -----       -----

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                                   (UNAUDITED)


ASSETS                                                September 30, 1997         December 31, 1996
--------------------------------------------------    ------------------         -----------------

Cash and due from banks                                   $ 1,466,196                $ 2,467,658
Federal reserve bank                                          200,000                          -
Federal funds sold                                          4,056,000                  3,718,000
Securities held to maturity                                         -                          -
Securities available for sale                              11,611,685                 11,212,512
Loans (Net)                                                36,922,045                 30,994,843
Accrued interest receivable                                   323,673                    313,185
Foreclosed real estate                                         71,673                     71,673
Furniture and equipment,net                                   399,781                    432,879
Deferred income taxes                                         236,200                    220,288
Other assets                                                   53,499                     44,165
                                                          -----------                -----------

     TOTAL ASSETS:                                        $55,340,752                $49,475,203
                                                          ===========                ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------


LIABILITIES:

Demand deposits                                           $ 9,298,933                $ 5,666,640
NOW and money market deposits                               7,470,989                 10,509,570
Savings deposits                                              806,899                    952,080
Other time deposits                                        31,806,666                 26,733,473
                                                          -----------                -----------
  Total deposits                                           49,383,487                 43,861,763
                                                          -----------                -----------

Repurchase agreements                                       1,189,740                  1,487,823
Accrued interest payable                                       90,404                     68,137
Other liabilities                                             195,877                    130,802
                                                          -----------                -----------
     TOTAL LIABILITIES:                                   $50,859,508                $45,548,525

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 Par Value.
   Authorized 1,000,000 shares;
   None Issued or Outstanding                                       -                         -
Common Stock, $.01 Par Value.
   Authorized 10,000,000 shares;
   Outstanding 471,500                                          4,715                      4,715
Additional Paid-In Capital                                  4,710,285                  4,710,285
Treasury Stock                                                (21,098)                         -
Accumulated Deficit                                          (276,386)                  (815,415)
Net unrealized appreciation on
   available-for-sale securities (net)                         63,728                     27,093
                                                          -----------                -----------

     TOTAL STOCKHOLDERS' EQUITY:                            4,481,244                  3,926,678
                                                          -----------                -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:          $55,340,752                $49,475,203
                                                          ===========                ===========

REFER TO NOTES TO THE FINANCIAL STATEMENTS

                          SARASOTA BANCORPORATION, INC.
                                SARASOTA, FLORIDA

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 AND
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                       THREE MONTHS THREE MONTHS  NINE MONTHS  NINE MONTHS
                                          ENDED        ENDED        ENDED        ENDED
                                         09/30/97     09/30/96     09/30/97     09/30/96
                                        ----------   ----------   ----------   ----------
INTEREST INCOME:

Interest and fees on loans              $  893,463   $  692,152   $2,454,956   $1,822,482
Interest on federal funds sold              41,301       28,866      137,245       46,917
Interest on investment securities          197,825      158,924      590,174      479,302
                                        ----------   ----------   ----------   ----------
     TOTAL INTEREST INCOME:              1,132,589      879,942    3,182,375    2,348,701

INTEREST EXPENSE:

Interest on deposits                       545,279      378,704    1,502,350    1,007,848
Interest on borrowings                           -        1,297          139       17,483
Interest on repurchase agreements           15,024       22,546       48,491       46,241
                                        ----------   ----------   ----------   ----------

     TOTAL INTEREST EXPENSE:               560,303      402,547    1,550,980    1,071,572
                                        ----------   ----------   ----------   ----------

     NET INTEREST INCOME:                  572,286      477,395    1,631,395    1,277,129

Provision for possible loan losses          30,000       21,200      150,800       79,150
                                        ----------   ----------   ----------   ----------

     NET INTEREST INCOME (LOSS) AFTER
     PROVISION FOR LOAN LOSSES             542,286      456,195    1,480,595    1,197,979

OTHER OPERATING INCOME:

Service charges on deposit accounts         32,159       30,775       92,660       78,453
Other fees and other income                 22,393        6,324       68,630       35,974
                                        ----------   ----------   ----------   ----------

     NET OTHER OPERATING INCOME:            54,552       37,099      161,290      114,427


OPERATING EXPENSES:

Salaries and employee benefits             166,451      155,996      499,136      477,788
Occupancy                                   74,305       77,914      224,136      220,492
Data processing                             25,585        8,427       65,819       73,190
Professional Fees                           19,667        9,362       80,369       64,686
Other                                       74,230       77,002      224,396      201,693
                                        ----------   ----------   ----------   ----------

     TOTAL OTHER OPERATING EXPENSES:       360,238      328,701    1,093,856    1,037,849
                                        ----------   ----------   ----------   ----------

     INCOME BEFORE TAXES                   236,600      164,593      548,029      274,557

     PROVISION FOR TAXES                     3,000            -        9,000            -
                                        ----------   ----------   ----------   ----------

     NET INCOME (LOSS)                  $  233,600   $  164,593   $  539,029   $  274,557
                                        ==========   ==========   ==========   ==========

INCOME (LOSS) PER SHARE                       0.50         0.35         1.14         0.58
                                        ==========   ==========   ==========   ==========

REFER TO NOTES TO FINANCIAL STATEMENTS

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

                                                     NINE MONTHS    NINE MONTHS
                                                        ENDED          ENDED
                                                       09/30/97       09/30/96
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITY:

NET INCOME (LOSS)                                    $   539,029    $   274,557
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH FLOWS FROM OPERATIONS:

Depreciation                                              38,300         37,866
Amortization of organizational costs                      26,440         29,120
Provision for loan losses                                150,800         79,150
(Gain) loss on sale of securities                              -         (5,419)
(Increase) decrease in accrued interest receivable       (10,488)        38,309
(Increase) decrease in foreclosed real estate                  -              -
(Increase) decrease in deferred income taxes             (15,912)       (37,961)
(Increase) decrease in repossessions                           -         (6,850)
(Increase) decrease in other assets                      (35,774)         8,446
(Decrease) increase in repurchase agreements            (298,083)             -
(Decrease) increase in accrued interest payable           22,267         13,110
(Decrease) increase in other liabilities                  65,075         38,420
                                                     -----------    -----------

     NET CASH USED IN OPERATING ACTIVITIES:              481,654        468,748
                                                     -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities, net                  (362,538)       278,417
Purchase of furniture & equipment                         (5,202)        (5,760)
Purchase of other real estate                                  -         (3,166)
Increase in loans, net                                (6,078,002)    (6,875,808)
                                                     -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES:                (6,445,742)    (6,606,317)
                                                     -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:

Net increase in deposits                               5,521,724      5,701,343
Purchase of treasury stock                               (21,098)             -
Net increase in repurchase agreements                          -      2,134,818
                                                     -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES:             5,500,626      7,836,161
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH:                        (463,462)     1,698,592

CASH AT BEGINNING OF PERIOD:                           6,185,658      2,408,375
                                                     -----------    -----------

CASH AT END OF PERIOD:                                 5,722,196      4,106,967
                                                     -----------    -----------

Supplemental Disclosure of Cash Flow Information -
    Cash Paid During The Period For Interest:        $ 1,550,980    $ 1,071,572
                                                     ===========    ===========

REFER TO NOTES TO THE FINANCIAL STATEMENTS

                          SARASOTA BANCORPORATION, INC
                                 AND SUBSIDIARY
                    Notes to Financial Statements (Unaudited)
                               September 30, 1997



NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1996.

NOTE 2 - SUMMARY OF ORGANIZATION

         Sarasota BanCorporation, Inc., Sarasota, Florida (the "Company"), was incorporated under the laws of the State of Florida on December 28, 1990, for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Sarasota Bank (the "Bank"), Sarasota, Florida. Prior to formation of the Company, the Company's organizers formed a partnership to commence organizing a Bank holding company. The partnership was subsequently merged into the Company as of December 30, 1990. As a result, each organizers' capital account in the partnership was exchanged for common stock of the company and all assets of the partnership were contributed as capital to the Company in consideration of the issuance of its common stock to the organizers. On September 15, 1992, the organizers received approval from the Office of the Comptroller of the State of Florida for the organization of a new state banking association; an approval was also received on May 29, 1992 from the Federal Reserve Board to form a one-bank holding company. On September 15, 1992, the company acquired 100% of the Bank's capital stock by injecting $4.25 million into the Bank's capital accounts.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The following summarizes the more significant of these policies:

         Investment Securities. As of September 30, 1997, no Investment Securities are carried as "Held to Maturity."

         Available for Sale Securities. As of September 30, 1997, the market value of "Available for Sale Securities" is $11,611,685.

         Organizational Costs. In accordance with FASB Statement No. 7, the Company and the subsidiary Bank capitalized all direct costs that were incurred in the expectation that they would generate future revenues and otherwise benefit periods after the subsidiary Bank opened for business. These capitalized costs, or organizational costs, are amortized over a sixty-month period using the straight line method. As of September 30, 1997, there are no unamortized organizational costs.

         Profit (Loss) Per Share. Profit per share was $.50 for the quarter ended September 30, 1997 and may not be indicative of projected earnings (losses) for the year ending December 31, 1997.

         Income Taxes. The company will be subject to taxation whenever taxable income is generated. As of September 30, 1997, the provision for taxes is $9,000.

         Statement of Cash Flows. The presentation of the statement of cash flows in condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.

NOTE 4 - RELATED PARTIES

         One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the nine months ended September 30, 1997 was $1,964. This amount includes sums paid by the Bank to such director's law firm as well as sums paid by bank customers and cost advances. Another director provides advertising, printing and other miscellaneous services to the Company. The gross billing, which includes costs passed through to other companies providing services to the Company, was $10,499 for the nine months ended September 30, 1997. Another director provides accounting services for the Company. There were $550 in fees incurred for such accounting services for the nine months ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information included in this Quarterly Report on Form 10-QSB contains, and other reports or materials filed or to be filed by Sarasota BanCorporation, Inc. (the "Company") with the Securities and Exchange Commission
(as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, competition and other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

         The following discussion addresses the factors that have affected the Company's financial condition and results of operations reflected in the Company's unaudited financial statements for the three month and nine month periods ended September 30, 1997.

RESULTS OF OPERATIONS

         The Company's net income for the third quarter of 1997 was $233,600, a 41.9% increase compared to $164,593 for the same period in 1996. Earnings per share increased to $.50 per share in the third quarter of 1997 compared to $.35 per share for the same period in 1996. Net income for the nine months ended September 30, 1997 was $539,029 compared to $274,557 for the same period in 1996, an increase of $264,472 or 96.3%. Earnings per share increased to $1.14 per share for the nine months ended September 30, 1997 compared to $.58 per share for the same period in 1996. The increases in net income are primarily attributable to a 29.1% and a 34.7% increase in interest and fees on loans for the three and nine month periods ended September 30, 1997, respectively. Interest on investment securities also showed increases of 24.5% and 23.1% for the three and nine month periods ended September 30, 1997.

         Net interest income after provision for loan losses for the third quarter of 1997 increased $86,091 or 18.9% to $542,286 from a balance of $456,195 for the third quarter of 1996. Net interest income after provision for loan losses for the nine months ended September 30, 1997 increased $282,616 or 23.6% to $1,480,595 from a balance of $1,197,979 for the same period in 1996. The increases in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 4.32% for the third quarter of 1997 compared to 4.01% for the third quarter of 1996. The net interest margin for the nine months and three months ended September 30, 1997 was 4.17% and 4.16% on average earning assets of $53,335,765 and $50,909,650, respectively for the periods stated.

For these same periods in 1996, the net interest margin was 4.54% and 4.49%, respectively, on average earning assets of $41,432,096 and $38,031,904, respectively. The decrease in net interest margin is reflective of growth in higher priced interest bearing liability accounts.

         Non-interest expense for the third quarter of 1997 increased $31,537 or 9.6% as compared to the third quarter of 1996. Non-interest expense increased $56,007 or 5.4% for the nine month period ended September 30, 1997 as compared to the same period of 1996. This increase is primarily the result of increased employee salaries and benefits, professional service fees and director fees.

         Non-interest income increased $17,453 or 47.0% during the third quarter ended September 30, 1997 as compared to the same period in 1996. Non-interest income also increased $46,863 or 41.0% for the nine month period ended September 30, 1997 as compared to the same period in 1996. The increase in non-interest income is attributable to increased overdraft service fees on depository accounts as well as increased rental income from the Bank's tenant.

FINANCIAL CONDITION

         For the nine month period ended September 30, 1997, the Company experienced continued asset, loan and deposit growth. Total assets increased 11.86% to $55,340,752 for the nine month period ended September 30, 1997 from $49,475,203 at December 31, 1996. This increase is primarily attributable to an increase in loans of approximately $6.0 million during this period.

         The allowance for loan loss provision for the third quarter of 1997 was $30,000 compared to $21,200 in the third quarter of 1996. The reserve balance for loan losses as of September 30, 1997 was $449,652 as compared to $313,939 at December 31, 1996. At September 30, 1997, the allowance for loan losses represented 1.20% of total loans outstanding. Management considers the allowance for loan losses to be adequate based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

         Through the third quarter of 1997, charged-off loans totaled $41,704 with recoveries of $26,617, or a net of 00.04% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was .04% or $15,056 as of September 30, 1997 compared to 2.3% as of the same period in 1996. As of December 31, 1996, non-performing loans were $7,000 or .02% of loans outstanding. The increase in non-performing loans is primarily attributable to one consumer currently 92 days past due and in non-accrual status. There were no other loans past due in excess of 90 days as of September 30, 1997.

CAPITAL ADEQUACY

         Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (tier 1), 8% for total risk-based capital, and at least 3% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company's tier 1 risk-based capital ratio at September 30, 1997 was 11.61%, its total risk-based capital ratio was 12.80%, and its leverage ratio was 8.07%.

LIQUIDITY

         The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 72.97% at September 30, 1997, cash and due from banks of $1,466,196 and federal funds sold of $4,056,000, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

         27.1   Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SARASOTA BANCORPORATION, INC



Dated:  November 12, 1997       By: /s/ Christine L. Jennings
                                    --------------------------------------------
                                    Christine L. Jennings
                                    President (Principal Executive Officer)




                                By: /s/ Susan K. Flynn
                                    --------------------------------------------
                                    Susan K. Flynn
                                    Vice President and Chief Financial Officer
                                    (Principal financial and Accounting Officer)