Form 10KSB
period 1997-12-31
SARASOTA BANCORPORATION INC / FL
filed 1998-03-31
CIK 875707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-KSB
                              ---------------------

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1997
                         ------------------------------

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

                                      NONE
                              ---------------------

                 Securities Registered Pursuant to Section 12(g)
                     of the Securities Exchange Act of 1934:

                                      NONE
                              ---------------------

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

Revenue for the fiscal year ended December 31, 1997:  $4,613,919.

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (320,879 shares) on March 15, 1998 was $3,176,702. As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the book value of the Common Stock of the Registrant at December 31, 1997. For the purpose of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 15, 1998: 536,861 shares of $.01 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (check one):
        Yes _______;              No     X

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

        Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 1998 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART I

Item 1.         Description of Business.
-------         ------------------------

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

        The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, NOW accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit. Commercial loans, real estate loans, home equity loans and consumer/installment loans are offered by the Bank. In addition, the Bank provides such consumer services as travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit service, Visa and Mastercard accounts, automated teller services and wire transfer services. The Bank's deposits are insured by the FDIC; however, the Bank is not a member of the Federal Reserve System.

Market Area and Competition

        The primary service area ("PSA") for the Bank encompasses approximately fifteen square miles in and around Sarasota, Florida, and includes Bird Key, St. Armand and Lido Key, which lie just off the coast of the City of Sarasota. In addition, the Bank services customers outside the Bank's PSA, but within other parts of Sarasota County. Competition among financial institutions in this area is intense. There are 104 banking offices and 15 offices of savings and loan associations within the PSA of the Bank. Most of these offices are branches of or are affiliated with major bank holding companies.

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

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

        The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 1997 and 1996. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                           AVERAGE CONSOLIDATED ASSETS


                                               Year Ended        Year Ended
                                            December 31, 1997  December 31, 1996
                                            -----------------  -----------------
Cash and due from banks ................         $ 1,392,477    $ 1,202,356
Taxable securities .....................          12,493,585     10,426,670
Federal funds sold .....................           3,764,592      1,736,199
Net loans ..............................          34,924,524     26,486,899
                                                 -----------    -----------
  Total earning assets .................          52,575,178     39,852,124
Other assets ...........................           1,061,072        979,442
                                                 -----------    -----------

     Total assets ......................         $53,636,250    $40,831,566
                                                 ===========    ===========

            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY


                                 Year Ended           Year Ended
                              December 31, 1997    December 31, 1996
                              -----------------    -----------------
Non interest-bearing deposits   $ 6,590,138          $ 5,191,947
NOW and money market deposits    10,032,748            8,747,707

Savings deposits ............       801,262              767,068

Time deposits ...............    30,452,404           20,774,574
Repurchase agreements .......     1,261,961            1,373,413
Other liabilities ...........       247,047              532,921
                                -----------          -----------
  Total liabilities .........    49,385,560           37,387,630
Stockholders' equity ........     4,250,690            3,443,936
                                -----------          -----------
  Total liabilities and
    stockholders' equity ....   $53,636,250          $40,831,566
                                ===========          ===========

        The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                                                              Year Ended December 31, 1997
                                                                              ----------------------------
                                                                 Average                     Interest                  Average
                  Assets                                         Amount                      Earned                    Yield
                 --------                                        ------                     --------                  ------
Taxable securities........................                    $12,493,585               $   795,429                    6.37%
Federal funds sold........................                      3,764,592                   201,114                    5.34
Net loans (before allowance)..............                     35,325,710                 3,407,472(1)                 9.65
                                                              -----------              ---------                       ----
  Total earning assets....................                    $51,583,887               $ 4,404,015                   8.54%
                                                               ==========                 =========                   ====

                                                                  Average                 Interest                  Average
                Liabilities                                        Amount                   Paid                   Rate Paid
                -----------                                        ------                   ----                   ---------
NOW and money
  market deposits.........................                    $10,032,748               $   334,954                   3.34%
Savings deposits..........................                        801,262                    15,983                   1.99%
Time deposits.............................                     30,452,404                 1,747,527                   5.74%
Repurchase agreements.....................                      1,261,961                    62,120                   4.92%
Other interest-bearing
  liabilities.............................                          2,658                       139                   5.23%
                                                            -------------               -----------                   ----
  Total interest-bearing
    liabilities...........................                    $42,551,033               $ 2,160,723                   5.08%
                                                               ==========                 =========                   ====
Net yield on earning assets...............                                                                            4.35%
                                                                                                                      ====



                                                                         Year Ended December 31, 1996
                                                                         ----------------------------
                                                                Average                     Interest        Average
                  Assets                                         Amount                      Earned          Yield
                 --------                                        ------                     --------        ------
Taxable securities........................                    $10,426,670               $   643,639          6.17%
Federal funds sold........................                      1,736,199                    92,048          5.30%
Net loans.................................                     26,751,973                 2,556,651(1)       9.56%
                                                               ----------                 ---------
  Total earning assets....................                    $38,914,842                $3,292,338          8.46%
                                                               ==========                 =========          ====

                                                                 Average                  Interest         Average
                Liabilities                                      Amount                     Paid          Rate Paid
                -----------                                      ------                     ----          ---------
NOW and money
  market deposits.........................                  $   8,747,707              $    241,433          2.76%
Savings deposits..........................                        767,068                    16,549          2.16%
Time deposits.............................                     20,774,574                 1,187,147          5.71%
Repurchase agreements.....................                      1,373,413                    69,098          5.03%
Other interest-bearing
  liabilities.............................                        320,883                    17,484          5.45%
                                                              -----------               -----------          ----
  Total interest-bearing
    liabilities...........................                    $31,983,645              $  1,531,711          4.79%
                                                               ==========               ===========          ====
Net yield on earning assets...............                                                                   4.52%
                                                                                                             ====
-----------------------

(1) Interest earned on net loans includes $122,103 in loan fees and loan service fees for 1997 and $97,391 for 1996.

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

                                                                       Year Ended December 31, 1997
                                                                               compared with
                                                                       Year Ended December 31, 1996
                                                                       ----------------------------
                                                                        Increase (decrease) due to:

                                                                Volume                        Rate                       Total
                                                                ------                        ----                       -----
Interest earned on:
  Taxable securities.......................                 $  131,047                   $  20,743                   $ 151,790
  Federal funds sold.......................                    108,357                         709                     109,066
  Net loans................................                    826,791                      24,180                     850,971
                                                            ----------                   ---------                   ---------
Total interest income......................                  1,066,195                      45,632                   1,111,827
                                                            ----------                   ---------                   ---------
Interest paid on:
   NOW and money market deposits...........                     38,352                      55,065                      93,417
  Savings deposits.........................                        818                      (1,384)                       (566)
  Time deposits............................                    555,395                       4,985                     560,380
  Repurchase agreements....................                     (5,567)                     (1,411)                     (6,978)
  Other interest bearing liabilities.......                     (8,954)                     (8,391)                    (17,345)
                                                             ---------                    --------                  ----------
Total interest expense.....................                    580,045                      48,863                     628,908
                                                             ---------                    --------                  ----------
Change in net
  interest income..........................                 $  486,150                  $   (3,231)                 $  482,919
                                                             =========                    ========                   =========


                                                                       Year Ended December 31, 1996
                                                                               compared with
                                                                       Year Ended December 31, 1995
                                                                       ----------------------------
                                                                        Increase (decrease) due to:
                                                                Volume                        Rate                       Total
                                                                ------                        ----                       -----
Interest earned on:
  Taxable securities.......................                 $  (36,325)                 $    3,235                  $  (33,090)
  Federal funds sold.......................                    (34,631)                    (12,058)                    (46,689)
  Net loans................................                    875,561                     (32,314)                    843,247
                                                             ---------                   ----------                  ---------
Total interest income......................                    804,605                     (41,137)                    763,468
                                                             ---------                   ----------                  ---------
Interest paid on:
   NOW and money market deposits...........                    (18,629)                     (2,957)                    (21,586)
  Savings deposits.........................                      2,921                        (363)                      2,558
  Time deposits............................                    312,657                     (31,534)                   (281,123)
  Repurchase agreements....................                     52,004                        (894)                     51,110
   Other interest bearing liabilities......                     14,999                       1,259                      16,258
                                                             ---------                   ---------                   ---------
Total interest expense                                         363,952                     (34,489)                    329,463
                                                             ---------                   ----------                  ---------
Change in net
  interest income..........................                  $ 440,653                  $   (6,648)                 $  434,005
                                                              ========                   ==========                  =========

Deposits

        The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, NOW accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank offers maintenance free commercial deposit accounts and has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like. The Bank also offers its customers a courier service for picking up and delivering deposits to the Bank.

        The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                                 Year Ended December 31, 1997                 Year Ended December 31, 1996
                                 ----------------------------                 ----------------------------
                                                         Average                                      Average
     Deposit Category            Average Amount         Rate Paid         Average Amount             Rate Paid
     ----------------            --------------         ---------         --------------             ---------
Non interest-bearing
  demand deposits..........             $ 6,590,138       N/A                    $ 5,191,947          N/A
NOW and money
  market deposits..........              10,032,748       3.34%                    8,747,707          2.76%

Savings deposits...........                 801,262       1.99%                      767,068          2.16%
Time deposits..............              30,452,404       5.74%                   20,774,574          5.71%
Repurchase
  agreements...............               1,261,961       4.92%                    1,373,413          5.03%
Other interest-
  bearing liabilities......                   2,658       5.23%                    1,694,296          5.11%


        The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1997:

                                                          Time
                                                      Certificates
                                                       of Deposit
                                                       ----------

                       3 months or less.............   $1,058,332
                       3 to 6 months................      626,914
                       6 to 12 months...............    4,331,942
                       Over 12 months...............    1,966,551
                                                        ---------
                       Total........................   $7,983,739
                                                        =========

Loan Portfolio

        The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. The Bank has a legal lending limit for unsecured loans of up to $696,182 to any one person. See "--Supervision and Regulation."

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

        The Bank's officers thoroughly document the purpose of each loan and the borrowers' ability to repay before the loans are disbursed. The documentation for most loans are reviewed by either the President or the Executive Vice President before disbursement. All unsecured loans in excess of $200,000 and all secured loans in excess of $300,000 (to any single borrower or group of related borrowers) require approval of the Bank's Loan Committee (comprised of four outside directors) as well as concurrence of both the President and the Executive Vice President before disbursement. Total borrowings by any party or group of related parties is normally limited to $500,000 which is the Bank's in-house lending limit. Larger loans are made when participating banks accept the excess loan balances without recourse against the Bank. The Bank has engaged an independent company to perform annually a review of its loan portfolio.

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

        The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 1997 and 1996 and the total amount of all loans for such periods:

                                                Amount
                                   -----------------------------
Type of Loan                             1997           1996
------------                             ----           ----
  Commercial, financial
   and agricultural .............   $  8,882,707    $  7,461,934
  Real estate-mortgage and equity     26,180,145      20,968,819
  Installment and other loans to
    individuals .................      5,128,983       2,970,874
                                    ------------    ------------
  Subtotal ......................     40,191,835      31,401,627
                                    ------------    ------------
Less: deferred loan fees ........       (119,290)        (92,845)
  Allowance for possible
   loan losses ..................       (482,398)       (313,939)
                                    ------------    ------------
Total (net of allowance) ........   $ 39,590,147    $ 30,994,843
                                    ============    ============

        The following is a presentation of an analysis of maturities of loans as of December 31, 1997:


                                       Due in 1       Due after 1 to     Due After
Type of Loan                         year or less        5 Years          5 Years            Total
------------                         ------------        -------          -------            -----
Commercial, financial
  and agricultural.............        $3,928,751      $ 3,367,610       $ 1,586,363       $ 8,882,724
Real estate-mortgage...........         2,322,680        6,181,464        17,676,002        26,180,146
Installment and other loans
  to individuals...............         2,426,045        2,574,544           128,376         5,128,965
                                        ---------      -----------       -----------        ----------
Total..........................       $ 8,677,476      $12,123,618       $19,390,741       $40,191,835
                                        =========       ==========        ==========        ==========

        The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 1997:

Loans due after 1 year with
  predetermined interest rates...............................    $  8,088,449

Loans due after 1 year with
  floating interest rates....................................    $23,425,909

        Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. For the year ended December 31, 1997, the Company had one loan in the amount of $11,834 accounted for on a nonaccrual basis and no loans were contractually past due 90 days or more as to principal or interest payments. For the year ended December 31, 1996, the Company had one loan in the amount of $6,879 accounted for on a nonaccrual basis and no loans were contractually past due 90 days or more as to principal or interest payments.

        At December 31, 1997, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience

        An analysis of the Bank's loss experience is furnished in the following table for the periods indicated.

                    Analysis of the Allowance for Loan Losses


                                      Year Ended        Year Ended
                                   December 31, 1997 December 31, 1996
                                   ----------------- -----------------
Balance at beginning
  of period ............             $ 313,938          $ 225,950
                                                        ---------
Charge-offs
   Commercial, financial
   and agricultural ....                (8,997)           (11,472)
   Installment and other
   loans to individuals                (44,410)            (3,942)
Recoveries
   Commercial, financial                 6,450              5,577
   and agricultural
   Installment and other
   loans to individuals                 21,917                574
Net charge-offs ........               (25,040)            (9,262)
Additions charged
  to operations ........               193,500             97,250
                                                        ---------
Balance at end of period             $ 482,398          $ 313,938
                                     =========          =========
Ratio of net charge-offs
  during the period to
  average loans out-
  standing during the
  period ...............                  %.07                .03%

        At December 31, 1997, the allowance was not allocated among the various categories of loans in the Bank's loan portfolio. The allowance is determined by the following factors: internally assigned loan grade, specific allocations, economic conditions, off balance sheet items (unfunded loans), concentrations of credit and external loan review.

Loan Loss Reserve

        In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1997, 22.1% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, over 90.8% of these commercial loans at December 31, 1997 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

        The Company's consumer loan portfolio is also well secured. At December 31, 1997 the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than other categories of loans.

        Real estate mortgage loans constitute 65.1% of outstanding loans. Approximately $9.5 million or 36% of this category represents residential real estate mortgages. The remaining portion of this category consists of commercial real estate loans. Risk of loss for these loans is generally higher than residential loans.

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

Investments

        As of December 31, 1997, investment securities, excluding Federal Funds, comprised approximately 22.3% of the Bank's assets and loans comprised approximately 66.0% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

        The following table presents, at the dates indicated, the book value of the Bank's investments:

                                                                                  December 31,
                                                                   -----------------------------------------
     Investment Category                                           1997                                 1996
------------------------------                                     ----                                 ----
Obligations of U.S. treasury
  and other U.S. agencies..................................  $13,086,012                              $11,169,507

        The following table indicates for the year ended December 31, 1997 the respective maturities and weighted average yields of securities:

Investment                                                                         Weighted Average
 Category                                                       Amount                  Yield(1)
 --------                                                       ------                  --------
Obligations of U.S. treasury
  and other U.S. agencies:
  3-6 Months..........................................             991,172              5.27%
  6-12 Months.........................................           4,757,930              6.29%
  1 through 5 years...................................           4,024,526              6.39%
  0ver 5 years........................................           3,312,414              7.48%
                                                                 ---------          ---------
  Total...............................................         $13,086,012              6.54%
                                                                ==========
--------------------

(1) The Company has not invested in any tax exempt obligations. All securities have been designated as Available For Sale Investments by the Bank's Board of Directors.

Return on Equity and Assets

        Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                       December 31,
                                     ---------------
                                     1997      1996
                                     ----      ----
Return (loss) on average assets       1.39%    1.40%
Return (loss) on average equity      16.10%   14.85%
Average equity to average
Assets ratio ..................       7.74%    7.80%
Dividend payout ratio .........        --       --

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

        The Bank occasionally sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. Management of the Bank has established correspondent relationships with National Bank of Commerce, Barnett Bank, Federal Reserve Bank, Marshall & Iisley (M&I) Bank, The Federal Home Loan Bank, and First Tennessee Bank, N.A. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 1997, the Bank had $3,079,671 in participations sold, and $1,108,233 in participations purchased.

Data Processing

        The Bank has a data processing servicing agreement with M&I Data Services, Inc. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, payroll, central information file and ATM processing.

        The Company is currently evaluating its computer systems as well as those of its data processing vendor to determine whether modifications and expenditures will be necessary to make its systems as well as those of its vendor compliant with Year 2000 requirements. These requirements have arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00." The Company believes that its systems are currently year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

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

Employees

        The Bank presently employs 17 persons on a full-time basis, including 8 officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives.

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

        Under the Riegle-Neal Interstate Bank and Branching Efficiency Act of 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, such that the Company and any other bank holding company located in Florida is able to acquire a bank located in any other state, and a bank holding company located outside Florida can acquire any Florida-based bank, in either case subject to certain deposit percentage and other restrictions. Effective June 1, 1997, the legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws.

        A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies. Effective April 21, 1997, the Federal Reserve Board revised and expanded the list of permissible nonbanking activities, which includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

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

        Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC. In early 1989, both the Federal Reserve Board and the FDIC issued new risk- based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk capital guidelines apply directly to state-chartered banks which are not members of the Federal Reserve System and whose deposits are insured by the FDIC, regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1997, the Company's total risk-based capital and tier-one ratios were 11.90% and 10.72%, respectively.

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

                                                        Total Risk -           Tier 1 Risk -            Tier 1
                                                        Based Capital          Based Capital           Leverage
                                                          Ratio                  Ratio                  Ratio
                                                          -----                  -----                  -----
Well capitalized (1).............................           10%                      6%                    5%
Adequately Capitalized (1).......................            8%                      4%                    4% (2)
Undercapitalized (3).............................       less than 8%            less than 4%          less than 4% (4)
Significantly Undercapitalized (3)...............       less than 6%            less than 3%          less than 3%
Critically Undercapitalized......................              -                     -          less than or equal to 2% (5)

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

        The legislature of the State of Florida has enacted a regional reciprocal interstate banking statute which authorized bank holding companies whose operations are principally conducted in certain southeastern states to acquire banks and bank holding companies located in Florida under certain conditions. Such southeastern states included the States of Alabama, Arkansas, Georgia, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, West Virginia and the District of Columbia. Such
legislation has had the effect of increasing competition among financial institutions in the Bank's market area and in the State of Florida generally. The legislature has recently amended this regional reciprocal interstate banking statute to eliminate its regional nature. The statute, which became effective on May 1, 1995, allows bank holding companies located throughout the United States to acquire banks and bank holding companies located in Florida under certain conditions.

        As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

        The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation.


Item 2.         Description of Property.
-------         ------------------------

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

        The lease agreement provides for a term of 10 years commencing on December 31, 1991, with options to extend the lease for two additional periods of five years each. The effective annual rent over the term of the lease is approximately $208,500. The facility includes four teller stations, three executive offices, a vault, a night depository, a bookkeeping/operations room and a board room. The Company is subleasing the facility to the Bank at a rate which will include reimbursement to the Company for payment of rent, taxes, insurance, repairs and maintenance of the property.

        On November 30, 1993, the Company entered into a ground lease on contiguous property on which it has constructed a two-lane drive through facility. The lease term coincides with that of the current banking facility with an effective annual rent of approximately $23,600.

Item 3.         Legal Proceedings.
-------         ------------------

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

Item 4.         Submission of Matters to a Vote of Security Holders.
-------         ----------------------------------------------------

        No matter was submitted during the fourth quarter ended December 31, 1997 to a vote of security holders of the Company.


                                     PART II

Item 5.         Market for Common Equity and Related Stockholder Matters.
-------         ---------------------------------------------------------

        A.      Market Information

                During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

        B.      Holders of Common Stock

                As of March 1, 1998, the number of holders of record of the Company's Common Stock was 424.

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

Item 6.         Management's Discussion and Analysis or Plan of Operations.
-------         -----------------------------------------------------------

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

        Net income for the year ended December 31, 1997 was $729,000, compared to $550,127 in 1996. Net income per common share was $1.55 in 1997 compared to $1.17 in 1996. The increase in 1997 net income resulted principally from increases in the volume of earning assets, primarily loans, which increased net interest income 27.4%, or $482,919 over 1996.

        Total assets were $59,920,530 at December 31, 1997, 21.1% over total assets of $49,475,203 at December 31, 1996. Average assets for 1997 were $53,636,250 as compared to average assets of $40,831,566 in 1996. This 31.3% increase in average assets was the result of a 33.3% increase in average deposits over the prior year.


Results of Operations and Financial Condition

Fiscal 1997 Compared to Fiscal 1996
-----------------------------------

        The Company experienced continued asset, loan and deposit growth during 1997. Total assets increased 21.1% to $59,920,530 at December 31, 1997 from $49,475,203 at December 31, 1996. This increase is primarily attributable to an increase in loans of approximately $8.6 million during the year. Net total loans at December 31, 1997 were $39.6 million, compared to $31.0 million at December 31, 1996. Securities available for sale accounted for 18.8% of the asset growth as they increased to $13.2 million at December 31, 1997 from $11.2 million at December 31, 1996.

        The Company's net income grew proportionately with the asset growth during 1997. Net income increased 32.5% to $729,000 or $1.55 per share of Common Stock at December 31, 1997 as compared to net income of $550,127 or $1.17 per share of Common Stock at December 31, 1996. The increases in net income are primarily attributable to a 33.3% increase in interest and fees on loans.
Interest and fees earned on loans were $3.4 million at December 31, 1997 compared to $2.6 million at December 31, 1996.

        Net interest income after provision for loan losses increased $386,669 or 23.2% to $2,051,186 at December 31, 1997 compared to $1,664,517 for the same period of 1996. The increases in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 4.38% for the year 1997 compared to 4.1% for the year 1996. The net interest margin was 4.16% as of December 31, 1997 on average earning assets of $52.6 million compared to a net interest market of 4.36% on average earning assets of $40.0 million as of December 31, 1996. This increase in net interest margin is reflective of growth in earning assets and repricing of floating rate assets quicker than repricing of interest bearing liability accounts.

        Non-interest expense increased $98,600 or 7.2% to $1,467,600 at December 31, 1997 as compared to $1,369,000 at December 31, 1996. This increase is primarily the result of increased compensation expenses and increased advertising and marketing expenses.

        Non-interest income increased $33,204 or 18.8% to $209,914 at December 31, 1997 compared to $176,710 at December 31, 1996. This increase is attributable to increased income for fees on depository accounts. Service fees increased $11,258 or 7.8% to $155,575 at December 31, 1997 compared to $144,317 at December 31, 1996. While the Bank does not charge maintenance fees for its commercial accounts, a significant increase was observed in insufficient funds activity. Other income which includes rental income increased $18,597 or 57.4% to $50,990 at December 31, 1997 compared to $32,393 at December 31, 1996.

        The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. In its continuing evaluation of the allowance and its adequacy, management considers the Company's loan loss experience, an internally assigned loan grade, current and anticipated economic conditions, off-balance sheet items, concentrations of credit and other factors which affect the allowance for potential credit losses. While it is the Company's policy to charge-off, in the current period, the loans in which a loss is considered probable, there are additional risks for future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise. The expense for the allowance for loan losses increased $96,250 or 99.0% to $193,500 at December 31, 1997 compared to $97,250 at December 31, 1996. The increased allowance for loan losses in 1997 was due to the increase in total loans outstanding during fiscal 1997. Net charge-offs for 1997 were $25,040 or .07% of average loans outstanding for 1997 compared to $9,262 or .03% of average loans outstanding for 1996. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was .02% as of December 31, 1997. At year ended December 31, 1996, non-performing loans were .02% of loans outstanding.


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

        At December 31, 1997, the Company continued to exhibit a high degree of liquidity. Primary liquidity rests in federal funds sold, which can be converted to cash in the same day. Federal funds sold and cash and due from banks aggregated $5.9 million or 9.8% of assets at December 31, 1997 compared to $6.2 million or 12.5% of total assets at the end of 1996. Current securities held in the Company's investment portfolio (with a market value of approximately $13.2 million) are classified as "Available For Sale." Future investments may also be designated as "Available for Sale." Secondary liquidity rests in established secured federal funds purchased from a correspondent bank. Commitments to extend credit totaled $5,972,368 at December 31, 1997 compared to $4,206,721 at December 31, 1996. Management intends to fund these commitments primarily from deposit growth and federal funds balances. With a loan to deposit ratio of 72.8%, cash and due from banks of $1.6 million and federal funds sold of $4.3 million, management does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio.

        Management monitors the Company's asset and liability positions in order to maintain a balance between maturing assets and maturing liabilities along with rate sensitive assets and rate sensitive liabilities to maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is satisfactory at December 31, 1997. Except as set forth above, there are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have a material effect on the Company's liquidity, capital resources, or results of operations.

        The following is an analysis of rate sensitive assets and liabilities as of December 31, 1997 (in thousands):

                                                                                                   5 yrs
                                                 0-3 mos.         3-12 mos.         1-5 yrs.       or more          Total
                                                 --------         ---------         --------       -------          -----
Taxable securities....................           $2,721            $4,692          $5,674           $185         $13,272
Federal funds sold....................            4,269                 0               0              0           4,269
Loans.................................           11,615             9,338          17,779          1,302          40,034
                                                 ------             -----          ------          -----          ------
     Total rate sensitive assets .               18,605            14,030          23,453          1,487          57,575
                                                 ------            ------          ------          -----          ------
NOW and money
 market deposits......................            9,796                 0           3,062              0          12,858
Savings deposits......................                0                 0             799              0             799
Time deposits.........................            4,510            22,520           6,994              0          34,024
                                                  -----            ------          ------      ---------          ------
     Total rate sensitive
       liabilities....................           14,306            22,520          10,855              0          47,681
                                                 ------            ------          ------      ---------          ------
 Excess (deficiency)
  of rate sensitive
  assets less rate sensitive
  liabilities.........................           $4,299          $(8,490)         $12,598         $1,487          $9,894
                                                  =====           =======          ======          =====           =====
Ratio of rate sensitive
 assets to rate sensitive
 liabilities..........................             1.30             0.89             1.18           1.21            1.21
Cumulative gap........................           $4,299          ($4,191)          $8,407         $9,894        $     --


As indicated in the above table, a positive gap between rate sensitive assets and rate sensitive liabilities would allow the Company to reprice its assets faster than its liabilities in a falling interest rate environment which would have a negative effect on earnings. However, in an increasing interest rate environment, the Company may experience an increase in earnings. The above table has been prepared based on principal payment due dates, contractual maturity dates or repricing intervals on variable rate instruments.

Capital Adequacy

        There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk- based capital guidelines; and (ii) the leverage ratio.

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

        In 1996, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC adopted a new rule that adds a measure of interest rate risk to the determination of supervisory capital adequacy. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action. See "Item 1. Business -- Supervision and Regulation."

        Stockholders' equity at December 31, 1997 was $4,667,586. Management believes that the Bank's capitalization is adequate to sustain growth which is anticipated for fiscal 1998. The following table sets forth the applicable required capital ratios for the Company and the Bank and the actual capital ratios for both entities as of December 31, 1997:

                           Leverage Ratio                    Tier 1 Capital                  Risk-Based Capital
                           --------------                    --------------                  ------------------
                       Regulatory                        Regulatory                        Regulatory
                       Minimum         Actual            Minimum         Actual            Minimum         Actual
                       -------         ------            -------         ------            -------         ------

Company................   3.0%         8.47%                4.0%         11.26%             8.0%          12.44%
Bank...................   3.0%         8.07%                4.0%         10.72%             8.0%          11.90%


Item 7.         Financial Statements.
-------         ---------------------

        The following financial statements are filed with this report:

        Independent Auditor's Report

        Consolidated  Statements of Financial  Condition - December 31, 1997 and
           1996

        Consolidated  Statements of  Operations -- For the years ended  December
           31, 1997 and 1996

        Consolidated Statements of Changes in Stockholders' Equity -- For the years ended December 31, 1997 and 1996

        Consolidated  Statements  of Cash Flows -- For the years ended  December
           31, 1997 and 1996

        Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Sarasota BanCorporation, Inc. and Subsidiary
Sarasota, Florida

We have audited the accompanying consolidated statements of financial condition of Sarasota BanCorporation, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sarasota BanCorporation, Inc. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Pensacola, Florida
January 16, 1998

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1997 AND 1996

        ASSETS
                                                                              1997             1996
Cash and due from banks $                                                1,626,155     $  2,467,658
Federal funds sold                                                       4,269,000        3,718,000
Securities available for sale                                           13,181,407       11,212,512
Loans receivable, less of allowance for loan losses
  of $ 482,398 in 1997 and $ 313,939 in 1996                            39,590,147       30,994,843
Accrued interest receivable                                                380,541          313,185
Foreclosed real estate                                                      71,673           71,673
Furniture and equipment, net                                               428,133          432,879
Deferred income taxes                                                      150,904          220,288
Other assets                                                               222,570           44,165
                                                                      ------------     ------------

Total Assets                                                          $ 59,920,530     $ 49,475,203
                                                                      ============     ============


        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Demand deposits                                                     $  6,678,554     $  5,666,640
  NOW and money market deposits                                         12,878,302       10,509,570
  Savings deposits                                                         798,833          952,080
  Other time deposits                                                   34,021,075       26,733,473
                                                                      ------------     ------------
    Total deposits                                                      54,376,764       43,861,763

  Repurchase agreements                                                    614,445        1,487,823
  Accrued interest payable                                                 110,288           68,137
  Other liabilities                                                        151,447          130,802
                                                                      ------------     ------------
    Total liabilities                                                   55,252,944       45,548,525
                                                                      ------------     ------------

Commitments and Contingencies                                                 --               --

Stockholders' Equity:
  Common stock, $ .01 par value; 10,000,000 shares
    authorized, 471,500 shares issued and outstanding                        4,715            4,715
  Additional paid-in capital                                             4,710,285        4,710,285
  Treasury stock, at cost                                                  (21,098)             -0-
  Accumulated deficit                                                      (86,415)        (815,415)
  Net unrealized appreciation on available-for-sale
    securities, net of taxes $ 35,296 in 1997 and $ 15,912 in 1996          60,099           27,093
                                                                      ------------     ------------
      Total stockholders' equity                                         4,667,586        3,926,678
                                                                      ------------     ------------

Total Liabilities and Stockholders' Equity                            $ 59,920,530     $ 49,475,203
                                                                      ============     ============


        The accompanying notes are an integral part of these consolidated financial statements.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                1997            1996
                                                                ----            ----
Interest Income:
  Loans receivable and fees on loans                       $ 3,407,462    $ 2,556,491
  Investment securities                                        795,429        643,639
  Federal funds sold                                           201,114         92,048
                                                             ---------      ---------
    Total interest income                                    4,404,005      3,292,178
                                                             ---------      ---------

Interest Expense:
  Deposits                                                   2,097,060      1,443,829
  Other                                                         62,259         86,582
                                                             ---------      ---------
    Total interest expense                                   2,159,319      1,530,411
                                                             ---------      ---------

    Net interest income                                      2,244,686      1,761,767

Provision for Loan Losses                                      193,500         97,250
                                                             ---------      ---------

    Net interest income after provision for loan losses      2,051,186      1,664,517
                                                             ---------      ---------

Noninterest Income:
  Service charges on deposit accounts                          155,575        144,317
  Net gain from sale of loans                                    3,349            -0-
  Other income                                                  50,990         32,393
                                                             ---------      ---------
    Total noninterest income                                   209,914        176,710
                                                             ---------      ---------

Noninterest Expenses:
  Salaries and employee benefits                               677,771        631,904
  Occupancy expense                                            233,307        237,578
  Data processing                                               37,188         46,856
  Professional fees                                             75,617         57,955
  Other expense                                                443,717        394,707
                                                             ---------      ---------
    Total noninterest expenses                               1,467,600      1,369,000
                                                             ---------      ---------

Income Before Income Taxes (Benefit)                           793,500        472,227

Income Tax Expense (Benefit)                                    64,500        (77,900)
                                                             ---------      ---------

Net Income                                                 $   729,000    $   550,127
                                                             =========      =========

Net Income Per Share of Common Stock                       $      1.55    $      1.17
                                                             =========      =========


        The accompanying notes are an integral part of these consolidated financial statements.
                                       -3-

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                                            Net
                                                                                                        Unrealized
                                                                                                       Appreciation
                                                                                                      (Depreciation)
                                                          Additional                                   on Available-      Total
                                            Common         Paid-In          Treasury     Accumulated      For-Sale     Stockholders'
                                             Stock         Capital          Stock          Deficit       Securities      Equity
                                             -----         -------          -----          -------       ----------      ------
Balance, January 1, 1996                $     4,715     $ 4,710,285            $-0-     $(1,365,542)    $    62,701    $ 3,412,159

  Net income                                                                                550,127                        550,127

  Net change in unrealized
    appreciation (depreciation) on
    available-for-sale securities,
    net of taxes of $22,030                                                                                 (35,608)       (35,608)
                                        -----------     -----------     -----------     -----------     -----------    -----------

Balance, December 31, 1996                    4,715       4,710,285             -0-        (815,415)         27,093      3,926,678

  Net income                                                                                729,000                        729,000

  Purchase of 1,893 treasury shares,
   at cost                                                                 (21,098)                                        (21,098)

  Net change in unrealized
    appreciation (depreciation) on
    available-for-sale securities,
    net of taxes of $ 19,384                                                                                 33,006         33,006
                                        -----------     -----------     -----------     -----------     -----------    -----------

Balance, December 31, 1997              $     4,715     $ 4,710,285     $   (21,098)    $   (86,415)    $    60,099    $ 4,667,586
                                        ===========     ===========     ===========     ===========     ===========    ===========




        The accompanying notes are an integral part of these consolidated financial statements.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                1997             1996
                                                                                ----             ----
Cash Flows From Operating Activities:
  Net income                                                             $    729,000     $    550,127
  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Depreciation and amortization                                            49,226           54,214
      Provision for loan losses                                               193,500           97,250
      Net accretion/amortization on securities                                 47,522           17,749
      Net realized gains on available-for-sale securities                         -0-           (5,419)
      Deferred tax expense (benefit)                                           50,000          (85,400)
      Amortization of organizational expenses                                  26,441           38,826
  Change in operating assets and liabilities -
    Increase in accrued interest receivable and other assets                 (272,202)         (17,185)
    Increase in accrued interest payable and other liabilities                 62,796           43,460
                                                                         ------------     ------------
      Net cash provided by operating activities                               886,283          693,622
                                                                         ------------     ------------

Cash Flows From Investing Activities:
  Purchases of available-for-sale securities                               (5,539,045)      (5,810,816)
  Proceeds from sales and maturities of available-for-sale securities       2,500,000        4,591,564
  Principal reductions received on available-for-sale securities            1,075,018          574,795
  Net increase in loans                                                    (8,788,804)      (8,816,173)
  Purchases of furniture and equipment                                        (44,480)          (5,760)
  Purchases of treasury stock                                                 (21,098)             -0-
                                                                         ------------     ------------
      Net cash used in investing activities                               (10,818,409)      (9,466,390)
                                                                         ------------     ------------

Cash Flows From Financing Activities:
  Net increase in demand, NOW, money market
    and savings deposits                                                    3,227,399        1,794,770
  Net increase in time deposits                                             7,287,602       10,353,602
  Net (decrease) increase in repurchase agreements                           (873,378)         401,679
                                                                         ------------     ------------
      Net cash provided by financing activities                             9,641,623       12,550,051
                                                                         ------------     ------------

Net (Decrease) Increase in Cash and Cash Equivalents                         (290,503)       3,777,283

Cash and Cash Equivalents at Beginning of Year                              6,185,658        2,408,375
                                                                         ------------     ------------

Cash and Cash Equivalents at End of Year                                 $  5,895,155     $  6,185,658
                                                                         ============     ============

Supplemental Disclosures of Cash Flow Information:

  Interest paid $                                                           2,118,572     $  1,513,574
                                                                         ============     ============

  Income taxes paid                                                      $        -0-     $      7,500
                                                                         ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


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

  Business Activity:

     The Bank is a banking corporation organized in 1992 under the laws of the State of Florida with deposits being insured by the Federal Deposit
     Insurance Corporation. The Bank considers its primary market area as Sarasota County, and the majority of its commercial and mortgage loans granted are to customers in this area. The Bank is regulated by various federal and state agencies and is subject to periodic examination by those regulatory authorities.

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

  Securities Available for Sale:

     Available-for-sale securities consist of bonds, notes and other securities not classified as trading securities or as held-to-maturity securities.

     Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized.

     Gains  and  losses  on  the  sale  of  available-for-sale   securities  are
     determined using the specific-identification method.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Declines in the fair value of individual available-for-sale securities below their cost, that are other than temporary, result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

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

     The accrual of interest on impaired loans is discontinued when, in management=s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

     The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management=s periodic evaluation of the adequacy of the allowance is based on the Bank=s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower=s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

  Sale of Loan Participations:

     The Bank originates loans partially guaranteed by the U.S. Small Business Administration. The Bank may sell the guaranteed portion of certain of these loans in the secondary market at a premium. The premiums on these transactions are recorded as gains on sales of loans and included in noninterest income.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



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

  Income Taxes:

     Deferred tax assets and liabilities are reflected at current income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     The Company and the Bank file consolidated federal income tax returns, with income tax expense or benefit computed and allocated on a separate return basis.

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

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 2 - INVESTMENT SECURITIES

     Investment  securities  have been classified in the statements of financial
     condition  according  to  management's   intent.  The  carrying  amount  of
     securities and their approximate fair values are as follows:


                                                              Gross             Gross
                                            Amortized      Unrealized        Unrealized         Fair
                                              Cost            Gains            Losses           Value
                                              ----            -----            ------           -----
  Available-For-Sale:
            December 31, 1997 -
       U.S. Treasury securities           $  3,119,270    $     25,687     $     (4,551)    $  3,140,406
       U.S. government agency securities     9,966,742          86,053          (11,794)      10,041,001
                                          ------------    ------------     ------------     ------------

                                          $ 13,086,012    $    111,740     $    (16,345)    $ 13,181,407
                                          ============    ============     ============     ============

            December 31, 1996 -
       U.S. Treasury securities           $  5,130,969    $     47,317     $    (12,348)    $  5,165,938
       U.S. government agency securities     6,038,538          15,129           (7,093)       6,046,574
                                          ------------    ------------     ------------     ------------

                                          $ 11,169,507    $     62,446     $    (19,441)    $ 11,212,512
                                          ============    ============     ============     ============



     There were no realized gains or losses on the sale of available-for-sale securities in 1997. Gross realized gains and losses on sales of available-for-sale securities amounted to $ 6,349 and $ 930, respectively, in 1996.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE 2 - INVESTMENT SECURITIES (Continued)

The scheduled maturities of securities available-for-sale at December 31, 1997, are as follows:

                               Amortized         Fair
                                  Cost           Value
                                  ----           -----

Due in one year or less       $ 2,106,151    $ 2,098,375
Due from one to five years      4,428,419      4,476,985
Due from five to ten years      6,551,442      6,606,047
                                ---------      ---------

                              $13,086,012    $13,181,407
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

     Investment securities carried at approximately $ 3,642,900 at December 31, 1997 and $ 5,165,900 at December 31, 1996, were pledged to secure public deposits and for other purposes required or permitted by law.


NOTE 3 - LOANS RECEIVABLE

The components of loans in the statements of financial condition are as follows:

                                     1997             1996
                                     ----             ----

Real estate                  $ 26,177,542     $ 20,968,819
Commercial                      8,882,707        7,461,934
Consumer                        5,093,512        2,908,712
Other                              38,074           62,162
                               40,191,835       31,401,627
Net deferred loan fees           (119,290)         (92,845)
Allowance for loan losses        (482,398)        (313,939)
                             ------------     ------------

Loans receivable, net $        39,590,147     $ 30,994,843
                      ===================     ============


     The Bank grants commercial, real estate and consumer loans in the State of Florida with its primary concentration being in Sarasota County, Florida. Although the Bank's loan portfolio is diversified, a significant portion of its loans are secured by real estate.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996




NOTE 3 - LOANS RECEIVABLE (Continued)

An analysis of the change in the allowance for loan losses follows:

                                            1997          1996
                                            ----          ----

Balance, at January 1                  $ 313,939     $ 225,950
                                       ---------     ---------

  Loans charged off                      (63,906)      (22,263)
  Recoveries                              38,865        13,002
                                       ---------     ---------
              Net loans charged-off      (25,041)       (9,261)
                                       ---------     ---------

          Provision for loan losses      193,500        97,250
                                       ---------     ---------

Balance, at December 31                $ 482,398     $ 313,939
                                       =========     =========


There were no loans on which the accrual of interest had been discontinued or reduced at December 31, 1997 and 1996.


NOTE 4 - FURNITURE AND EQUIPMENT

     Components of furniture and equipment included in the statements of financial condition are as follows:

                                                         1997          1996

Furniture and equipment                             $ 244,508     $ 200,028
Leasehold improvements                                411,203       411,203
                                                    ---------     ---------
                                                      655,711       611,231
Less:  Accumulated depreciation and amortization     (227,578)     (178,352)
                                                    ---------     ---------

                                                    $ 428,133     $ 432,879
                                                    =========     =========


Depreciation and amortization expense charged to operations amounted to $ 49,226 in 1997 and $ 54,214 in 1996.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE 5  - TIME DEPOSITS

     The aggregate amount of time deposits, each with a minimum denomination of $ 100,000 was approximately $ 8,104,000 in 1997 and $ 5,495,000 in 1996.

     At December 31, 1997, the scheduled maturities of time deposits are as follows:

                1998                    $       27,028,108
                1999                            5,840,878
                2000                            898,845
                2001                            89,482
                2002                            163,762
                                        ------------------

                                        $       34,021,075
                                        ==================


NOTE 6 - CONCENTRATION OF DEPOSITS

     At  December  31,  1997,   thirteen   deposit   relationships   represented
     approximately 9% of the Bank's total deposits.


NOTE 7 - REPURCHASE AGREEMENTS

     At December 31, 1997, the Bank had entered into repurchase agreements with Bank customers. The repurchase agreements generally mature within one to four days from the transaction date. The average balance and interest rate under the repurchase agreements amounted to approximately $ 1,299,500 and 4.93% in 1997 and $ 1,373,400 and 5.03% in 1996.


NOTE 8 - STOCKHOLDERS' EQUITY

     The Company and the Bank are subject to certain restrictions on the amount of dividends that they may declare without regulatory approval.

     In 1991, the Company authorized 1,000,000 shares of preferred stock with a par value of $ .10 per share; however, there were no shares of preferred stock issued and outstanding at December 31, 1997 and 1996.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE 9 - INCOME TAXES

     The provision for income taxes consists of the following:

                                         1997        1996
                                         ----        ----
Current federal tax provision         $ 14,500    $  7,500
Deferred federal expense (benefit)      50,000     (85,400)
                                      --------    --------

Total income tax expense (benefit)    $ 64,500    $(77,900)
                                      ========    ========

     The current tax provision represents income taxes calculated for alternative minimum tax in 1997 and 1996. During 1997 and 1996, the Bank utilized existing net operating loss carryforwards in computing taxable income. At December 31, 1997, cumulative federal net operating loss carryforwards amounted to approximately $ 110,000. The net operating loss carryforwards available to the Bank will expire in various years from 2007 to 2009.

     The tax provision differs from the amount that would be obtained by applying federal and state tax rates to pretax income primarily because of changes in the valuation allowance for deferred tax assets related to the expected benefit from operating loss carryforwards.

     Deferred tax assets and liabilities included in the statements of financial condition were as follows:

                                                                     1997          1996
                                                                     ----          ----
Deferred tax assets:
  Allowance for loan losses                                       $ 146,550     $ 107,648
  Start-up costs                                                        -0-        38,155
      Expected benefit of net operating loss carryforwards           39,650       379,249
  Deferred tax valuation allowance                                      -0-      (288,852)
                                                                  ---------     ---------
                                                                    186,200       236,200
Deferred tax liabilities:
  Net unrealized appreciation on available-for-sale securities      (35,296)      (15,912)
                                                                  ---------     ---------

  Net deferred tax asset                                          $ 150,904     $ 220,288
                                                                  =========     =========

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE 10 - STOCK WARRANTS AND OPTIONS

     On September 15, 1992, the Company's organizers were granted warrants to purchase additional common stock equal to 72.83% of their initial investment in the common stock (117,500 shares) of the Company. The warrants are exercisable at any time during the five-year period commencing on the date of the grant. The exercise price of the warrants will be the greater of $ 10 per share of common stock or the book value per share of common stock on the exercise date.

     On September 15, 1992, the Company's president was granted stock options to acquire 4,400 shares of the Company's common stock. Additional options may be granted to the president based on the Company=s meeting certain operational objectives or in the event of a change in control of the Company. All options are exercisable at any time during the five-year period following their issuance at a price equal to the fair market value upon exercise or at book value as of September 15, 1992, whichever is higher.

     No warrants or options have been exercised as of December 31, 1997.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

  Leases:

     The Bank leases its banking facility and an adjacent parcel of land under operating leases expiring in 2001. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments. The lease on the banking facility provides for two consecutive five-year renewal options.

     Future minimum lease payments under operating leases are summarized as follows:

                               1998    $201,402
                               1999     208,516
                               2000     215,914
                               2001     223,608

Total future minimum lease payments    $849,440

     Rental expense relating to operating leases amounted to approximately $ 201,000 in 1997 and $ 198,000 in 1996.

  Future Minimum Rentals:

     The Bank subleases a portion of its facilities at a monthly rate of $ 4,400 plus applicable state sales tax. Future minimum rentals to be received under this sublease are approximately $ 22,000 through the expiration of the lease in May 1998.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



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

     Commitments to Extend Credit and Financial Guarantees. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer=s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management=s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties.


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

     The Bank has not incurred any losses on its commitments in 1997.

     A summary of the notional amounts of the Bank's financial instruments with off-balance-sheet risk at December 31, 1997, follows:

  Commitments to extend credit          $6,464,322
                                        ==========

  Standby letters of credit             $  745,304
                                        ==========

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

  Unused Lines-of-Credit:

     At December 31, 1997, the Bank had lines of credits with banks enabling the Bank to borrow up to $ 12,750,000 subject to such terms as outlined in the related agreements. The arrangements are reviewed annually for renewal of the credit lines. At December 31, 1997, their were no advances outstanding under the lines-of-credit.

  Other:

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


NOTE 12 - RELATED PARTY TRANSACTIONS

     The Bank has entered into transactions with its directors, significant stockholders, and their affiliates (related parties). The aggregate amount of loans to such related parties at December 31, 1997 and 1996, was approximately $ 488,000 and $ 462,000, respectively. During 1997, new loans to such related parties amounted to approximately $ 1,016,000 and repayments amounted to approximately $ 990,000. Also, certain related parties maintain significant deposit balances with the Bank in the aggregate amount of approximately $ 2,545,600 and $ 1,006,000 at December 31, 1997 and 1996, respectively.

     One of the Bank's directors provides various legal services to the Bank. Fees for these services amounted to approximately $ 11,400 in 1997 and $ 12,300 in 1996. Another director provides advertising, printing, and other miscellaneous services to the Bank. The gross billings for these services, which includes cost passed through by other companies who are actually providing their services to the Bank, amounted to approximately $ 42,100 in 1997 and $ 47,200 in 1996.


NOTE 13 - REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company=s and the Bank=s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company=s and the Bank=s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company=s and the Bank=s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE 13 - REGULATORY MATTERS (Continued)

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meets all capital adequacy requirements to which they are subject.

     As of December 31, 1997, the most recent notification that the Company and the Bank had received from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company=s or the institution=s category.

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                            For Capital                          Prompt Corrective
                              Actual                     Adequacy Purposes:                      Action Provisions:
                              ------                     ------------------                      ------------------
                         Amount   Ratio                 Amount         Ratio                 Amount              Ratio
                         ------   -----                 ------         -----                 ------              -----
As of December 31, 1997:
Total Capital
(to Risk Weighted Assets)
                                          greater than             greater than      greater than            greater than
         Consolidated $5,089,885  12.43%  or equal to $3,275,600   or equal to 8.0%  or equal to $4,094,500  or equal to 10.0%

                                          greater than             greater than                              greater than
         Bank         $5,063,510  12.37%  or equal to $3,275,600   or equal to 8.0%  greater than $4,094,500 or equal to 10.0%

  Tier I Capital
    (to Risk Weighted Assets)
                                          greater than             greater than      greater than            greater than
        Consolidated  $4,607,487  11.25%  or equal to $1,637,800   or equal to 4.0%  or equal to $2,456,700  or equal to 6.0%

                                          greater than             greater than      greater than            greater than
        Bank          $4,581,112  11.18%  or equal to $1,637,800   or equal to 4.0%  or equal to $2,456,700  or equal to 6.0%

  Tier I Capital
    (to Average Assets)
                                            greater than            greater than      greater than            greater than
        Consolidated   $4,607,487   8.47%   or equal to $2,176,240  or equal to 4.0%  or equal to $2,720,300  or equal to 5.0%

                                            greater than            greater than       greater than           greater than
        Bank           $4,581,112   8.42%   or equal to $2,176,240  or equal to 4.0%   or equal to $2,720,300 or equal to 5.0%

As of December 31, 1996:

  Total Capital
    (to Risk Weighted Assets)
                                          greater than            greater than     greater than            greater than
       Consolidated   $4,196,442  13.49%  or equal to $2,487,000  or equal to 8.0% or equal to $3,109,700  or equal to 10.0%

                                          greater than            greater than     greater than            greater than
       Bank           $4,130,812  13.28%  or equal to $2,487,700  or equal to 8.0% or equal to $3,109,700  or equal to 10.0%

  Tier I Capital
    (to Risk Weighted Assets)
                                          greater than            greater than     greater than            greater than
       Consolidated   $3,882,503  12.48%  or equal to $1,243,880  or equal to 4.0% or equal to $1,865,820  or equal to 6.0%

                                          greater than            greater than     greater than            greater than
       Bank           $3,816,873  12.27%  or equal to $1,243,880  or equal to 4.0% or equal to $1,865,820  or equal to 6.0%

  Tier I Capital
    (to Average Assets)
                                           greater than           greater than     greater than            greater than
       Consolidated   $3,882,503   9.50%   or equal to $1,633,280 or equal to 4.0% or equal to $2,041,600  or equal to 5.0%

                                           greater than           greater than     greater than            greater than
       Bank           $3,816,873   9.35%   or equal to $1,633,280 or equal to 4.0% or equal to $2,041,600  or equal to 5.0%

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

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

     Deposit liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit (ACDs@) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

     Repurchase agreements. The carrying amounts of repurchase agreements with Bank customers approximate their fair values.

     Accrued interest. The carrying amounts of accrued interest approximate their fair values.

     Off balance-sheet instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. The estimated fair value for these instruments was insignificant at December 31, 1997 and 1996.

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

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     The estimated fair values of the Company's financial instruments at December 31 are as follows: 1997 1996 1997 1996 Carrying Fair Carrying Fair
     Amount Value Amount Value Financial assets:

  Cash and cash equivalents        $ 5,895,155    $ 5,895,155    $ 6,185,658    $ 6,185,658
  Securities available-for-sale     13,181,407     13,181,407     11,212,512     11,212,512
  Loans receivable                  39,590,147     39,335,060     30,994,843     31,098,427
  Accrued interest receivable          380,541        380,541        313,185        313,185

Financial liabilities:

          Deposits                  54,376,764     54,535,462     43,861,763     43,968,895
  Repurchase agreements                614,445        614,445      1,487,823      1,487,823
  Accrued interest payable             110,288        110,288         68,137         68,137

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        There has been no occurrence requiring a response to this item.



                                    PART III

Item            9. Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act.

        The Company's directors and executive officers are as follows:

       Name                                                 Position with Company
       ----                                                 ---------------------

James W. Demler, M.D.                              Class I Director

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

Timothy J. Clarke                                  Class III Director

Susan K. Flynn                                     Vice President, Chief Financial Officer and Cashier

Edward S. Levi                                     Class I Director

Sam D. Norton                                      Secretary and Class III Director

Michael R. Pender, Jr.                             Treasurer and Class III Director

A. Dean Pratt                                      Class I Director

Paul D. Thatcher                                   Executive Vice President and Chief Lending Officer

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

        James W. Demler, M.D., age 51, served as Chairman of the Board of the Company from December 1990 to April 1996. Dr. Demler joined the organizational group in October 1990. Dr. Demler is a physician specializing in urological surgery. Dr. Demler helped establish Sarasota Urological Associates and has been in private practice since 1983. Dr. Demler is former Chief of Surgery at Doctor's Hospital of Sarasota.

        Christine L. Jennings, age 52, has served as President and Chief Executive Officer of the Company since May 1991 and of the Bank since September 1992 and has been engaged in the organization of the Company and the Bank since May 1990. From 1987 to 1990, Ms. Jennings served as Senior Vice President and Chief Lending Officer, as well as a director, of Liberty National Bank in Bradenton, Florida. From 1985 to 1987, she served as Vice President - Commercial Real Estate of NCNB National Bank of Florida in Sarasota/Tampa, Florida. From 1984 to 1985, Ms. Jennings served as Vice President of Southeast Bank. Prior to that, she served in various capacities with Huntington National Bank in Columbus, Ohio from 1970 to 1984. Ms. Jennings has 31 years of banking experience.

        Susan M. Baker, age 41, served in the commercial lending and corporate banking department of NationsBank in Sarasota from 1985 to 1987 and served as a branch manager for NationsBank from 1983 to 1985. Mrs. Baker has served as an office administrator for the medical practice of her husband since 1987 and has been a partner in a family-owned real estate, lumber and insurance business since 1981. Mrs. Baker is also a certified financial planner.

        Kenneth H. Barr, age 57, served as part owner and general manager of Schenkel's Restaurant on Longboat Key, Florida from 1968 to 1994. Mr. Barr presently is a restauranteur.

        Timothy J. Clarke, age 53, has served as President of Clarke Advertising & Public Relations, Inc. since 1987. From 1985 to 1987, he served as Vice President of Advertising and Public Relations for Murray Industries.

        Susan K. Flynn, age 36, has served as the Vice President, Chief Financial Officer and Cashier of the Company and the Bank since 1995. From 1991 to 1995, Ms. Flynn served as the Vice President and Cashier of University State Bank in Tampa, Florida. Prior to that, Ms. Flynn served as the Assistant Branch Manager, the Consumer Loan Officer and the Compliance Officer for First Union National Bank in Tampa, Florida.

        Edward S. Levi, age 73, is currently retired. Mr. Levi served as President and Chief Executive Officer of Samuel Levi & Company, Inc. a retail furniture business headquartered in Portsmouth, Ohio, from 1948 to 1988. Mr. Levi has been retired since 1988. Mr. Levi also served as a director of Bank One, N.A. in Portsmouth, Ohio from 1977 to 1988 and was a member of that bank's executive, personnel and compensation committees.

        Sam D. Norton, age 38 is a partner in the law firm of Norton, Moran, Hammersley, Dunlap, Gurley & Lopez, P.A. in Sarasota and has been engaged in private practice since 1988. Mr. Norton practices law in the area of real estate, general business law and lender representation. He also serves as a director of Surgical Safety Products, Inc.

        Michael R. Pender, Jr., age 46, is a certified public accountant, and has been a partner of Cavanaugh & Co., CPAs, since 1979.

        A. Dean Pratt, age 67, has been retired since 1985. Prior to his retirement, Mr. Pratt served as Chairman of the Board, President and Chief Executive Officer of First State Bank of Morrisonville in Morrisonville, Illinois from 1968 to 1984.

        Paul D. Thatcher, age 49, has served as the Executive Vice President and Chief Lending Officer of the Company and the Bank since February 1994. From 1986 to 1994, Mr. Thatcher served as the Vice President, Credit Review for NationsBank in Tampa, Florida.

        Gilbert J. Wellman, age 76, has served as the Chairman of the Board of Directors of the Company since April 1996. Mr. Wellman served as President and

Chief Executive Officer of Tower National Bank in Lima, Ohio from 1964 to 1983 and was the Organizing Chairman of that bank. From 1983 when the Bank was sold to BancOne Corporation until his retirement in 1987, Mr. Wellman served as Chairman and Chief Executive Officer of the BancOne subsidiary. Since 1988, Mr. Wellman has been an insurance broker.

        The Company is not subject to the requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Item 10.        Executive Compensation
--------        ----------------------

        The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer for the years ended December 31, 1997, 1996 and 1995. No other executive officer's compensation exceeded $100,000 during 1997.

                                            Summary Compensation Table




Name and
Principal Position         Annual Compensation
------------------         -------------------
                        Year    Salary       Bonus
                        ----    ------       -----
Christine L. Jennings   1997   $104,730   $ 26,250(1)
    President and ...   1996     79,082     20,500(2)
    Chief Executive .   1995     77,980     17,094(3)
    Officer

------------------------------

(1)     Earned in 1997 but paid in January 1998.
(2)     Earned in 1996 but paid in January 1997.
(3)     Earned in 1995 but paid in January 1996.

        The Bank's outside directors are paid $200 for each Board meeting attended and $25 for each Committee meeting attended. Directors who are also executive officers of the Bank are not additionally compensated as members of the Bank's Board of Directors. Currently, the directors of the Company receive no compensation for their services, and no compensation is proposed to be paid to the Company's directors during 1998.

Employment Agreement

        On April 29, 1991, the Company entered into an employment agreement with Christine L. Jennings, effective upon commencement of business of the Bank, pursuant to which she serves as President and Chief Executive Officer of the Company and the Bank. The agreement was for a term which expired on December 31, 1997, the fifth full year after the date the Bank opened for business. A new agreement is currently under negotiation.

        No options were granted to or exercised by the Company's Chief Executive Officer during 1997. The following table presents information regarding the value of options held by the Company's Chief Executive Officer at December 31, 1997.

                          Fiscal Year End Option Values
                          -----------------------------


                                                       Value of
                                                      Unexercised
                                 Number of         in-the-Money Options
                             Unexercised Options    at Fiscal Year End
                             at Fiscal Year End        Exercisable/
      Name/Position       Exercisable/Unexercisable   Unexercisable
--------------------------------------------------------------------------------
Christine L. Jennings            4,400/0              $1,100/$0(1)
    President and Chief
    Executive Officer

------------------------

(1) Dollar values calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 1997 ($12.50) and the exercise price of such options. The fair market value of the Company's Common Stock was estimated based on the sales price of the Common Stock sold in recent private transactions.

Item 11.        Security Ownership of Certain Beneficial Owners and Management.
--------        ---------------------------------------------------------------

        The following table sets forth certain information as of March 1, 1998 with respect to ownership of the outstanding Common Stock of the Company by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group:


                                                             Percent of
                               Shares of Common Stock        Outstanding
Name of Beneficial Owner       Beneficially Owned (1)          Shares
------------------------       ----------------------          ------

Susan M. Baker                     17,283                       3.22%
Kenneth H. Barr (2)                10,233                       1.91
Timothy J. Clarke (3)               9,142                       1.70
James W. Demler, M.D. (4)          19,566                       3.55
Christine L. Jennings (5)          17,362                       3.21
Edward S. Levi (6)                 15,000                       2.79
Sam D. Norton                       8,319                       1.55
Michael R. Pender, Jr. (7)         10,370                       1.93
A. Dean Pratt (8)                  24,492                       4.48
Gilbert J. Wellman (9)            102,779                      18.38
Charles V. Wellman, M.D. (10)      30,020                       5.59

All executive officers            235,146                      43.80%
and directors as a group
(12 persons)

--------------------------------

(1) Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes warrants and options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 536,861 shares outstanding, except for certain parties who hold presently exercisable warrants or options to purchase shares. The percentages for those parties who hold presently exercisable warrants or options are based upon the sum of 536,861 shares plus the number of shares subject to presently exercisable warrants or options held by them, as indicated in the following notes.

(2) Includes 7,833 shares owned individually by Mr. Barr and 2,400 shares held by his individual retirement account.

(3) Includes 3,200 shares owned individually by Mr. Clarke and 5,942 shares held by a company he controls.

(4) Includes 2,500 shares owned individually by Dr. Demler, 2,000 shares held by his individual retirement account and 500 shares held by his spouse's individual retirement account. Includes 14,566 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.

(5) Includes 11,414 shares owned individually by Ms. Jennings and 1,548 shares held by her individual retirement account. In addition, amount includes 4,400 shares subject to presently exercisable stock options.

(6) Includes 2,500 shares owned individually by Mr. Levi and 12,500 shares held by Mr. Levi's individual retirement account.

(7) Includes 6,870 shares owned individually by Mr. Pender, 1,000 shares held by Mr. Pender's individual retirement account and 2,500 shares held by his spouse's individual retirement account.

(8) Shares held in a revocable living trust of which Mr. Pratt is the trustee and a beneficiary. In addition, amount includes 9,832 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.

(9) Includes 40,500 shares held by a trust for which Mr. Wellman serves as trustee, 40,000 shares owned by Mr. Wellman's wife and 22,279 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering. Mr. Wellman's address is 7413 Links Court, Sarasota, Florida 34243.

(10) Includes 27,020 shares owned individually by Dr. Wellman and 3,000 shares held by Dr. Wellman as a custodian for his children. Dr. Wellman's address is 2950 Sherbrooke Valley Court, Willoughby Hills, Ohio 44094.

Item 12.        Certain Relationships and Related Transactions.
--------        -----------------------------------------------

        Sam D. Norton, a director of the Company, is an attorney in Sarasota, Florida and received from the Company legal fees during fiscal 1996 and 1997 totalling $13,736 and $11,400, respectively, for services rendered to the Company. Timothy J. Clarke, also a director of the Company, is owner of Clarke Advertising and Public Relations, to which the Company paid a total of $50,429 and $42,100 during 1996 and 1997, respectively, which includes costs passed through by other companies providing marketing services to the Company. Michael
R. Pender, Jr., another director of the Company, provided accounting services to the Company and received accounting fees during fiscal 1997 totaling $2,350.

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

Item 13.        Exhibits and Reports on Form 8-K.
--------        ---------------------------------

        (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-18 under the Securities Act of 1933 for the Registrant, as filed with the Securities and Exchange Commission on June 6, 1991, Registration No. 33-41045, as amended on July 15, 1991 by Amendment No. 1 and as amended on August 5, 1991 by Amendment No. 2 (the "S-18"), (ii) the Annual Report on Form 10-KSB for the year ended December 31, 1992 (the "1992 10-KSB"), (iii) the Annual Report on Form 10-KSB for the year ended December 31, 1993 (the "1993 10-KSB") or (iv) the Current Report on Form 8-K dated November 3, 1995 (the "11/3/95 8-K"). The exhibit numbers correspond to the exhibit numbers in the referenced document.

        Exhibit No.                                  Description of Exhibit
        -----------                                  ----------------------

           *3.1                     -   Articles of Incorporation dated December 28, 1990 (S-18).

           *3.2                     -   Articles of Amendment dated May 7, 1991 (S-18).

           *3.3                     -   Articles of Amendment dated May 21, 1991 (S-18).






           *3.4                     -   By-Laws adopted June 3, 1991 (S-18).

          *10.1                     -   Shareholders Agreement dated April 29, 1991 by and among the
                                        Organizers of the Registrant (S-18).

          *10.2                     -   Employment Agreement dated April 1, 1991 between the Registrant and
                                        Christine L. Jennings (S-18).

          *10.3                     -   Employment Agreement dated April 29, 1991 between the Registrant and Christine L. Jennings (S-18).

          *10.6                     -   Lease Agreement dated June 3, 1991 between the Registrant and
                                        Theodore C. Steffens, Receiver regarding lease of office space in One
                                        Sarasota Tower, Sarasota, Florida (S-18).

          *10.7                     -   Ground Lease Agreement dated November 30, 1993 between the
                                        Registrant and One Sarasota Tower, Inc. (1993 10-KSB).

          *16                           -  Letter  to  Securities  and  Exchange
                                        Commission from KPMG Peat Marwick LLP dated January 12, 1996 (11/3/95 8-K).

          *21.1                     -   Subsidiaries of the Registrant (1992 10-KSB).

           23.1                     -   Consent of Saltmarsh, Cleveland & Gund.

           27.1                     -   Financial Data Schedule (for SEC use only).


        (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                          SARASOTA BANCORPORATION, INC.



Dated:  March 24, 1998             By: /s/ Christine L. Jennings
                                           --------------------------
                                           Christine L. Jennings
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated:  March 24, 1998             By: /s/ Susan K. Flynn
                                           -------------------
                                           Susan K. Flynn
                                           Vice President and Cashier
                                           (Principal Financial and
                                           Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          Signature                                    Date
          ---------                                    ----

 /s/ Susan M. Baker                                March 24, 1998
--------------------------
SUSAN M. BAKER
Class II Director


 /s/ Kenneth H. Barr                               March 24, 1998
--------------------------
KENNETH H. BARR
Class II Director


 /s/ Timothy J. Clarke                             March 24, 1998
--------------------------
TIMOTHY J. CLARKE
Class III Director


 /s/ James W. Demler, M.D.                         March 24, 1998
--------------------------
JAMES W. DEMLER, M.D.
Chairman of the Board and
Class I Director


 /s/ Christine L. Jennings                         March 24, 1998
--------------------------
CHRISTINE L. JENNINGS
President, Chief Executive
Officer and Class III Director



                       [SIGNATURES CONTINUED ON NEXT PAGE]

 /s/ Edward S. Levi                                March 24, 1998
--------------------------
EDWARD S. LEVI
Class I Director


 /s/ Sam D. Norton                                 March 24, 1998
--------------------------
SAM D. NORTON
Secretary and Class III Director


 /s/ Michael R. Pender, Jr.                        March 24, 1998
--------------------------
MICHAEL R. PENDER, JR.
Treasurer and Class III Director


 /s/ A. Dean Pratt                                 March 24, 1998
--------------------------
A. DEAN PRATT
Class I Director


 /s/ Gilbert J. Wellman                            March 24, 1998
--------------------------
GILBERT J. WELLMAN
Class II Director

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