Form 10QSB
period 1998-03-31
SARASOTA BANCORPORATION INC / FL
filed 1998-05-15
CIK 875707

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
         March 31, 1998                                        33-41045


                          SARASOTA BANCORPORATION, INC.
-------------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)



            Florida                                             65-0235255
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)



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

                           Yes    X                 No
                                -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $.01 Par Value                         536,861
------------------------------------       ------------------------------------
               Class                            Outstanding at May 8, 1998

Transitional Small Business Disclosure Format (Check One):

Yes      No   X
            -----
                                       -1-

                          PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

PART I. FINANCIAL INFORMATION
                          ITEM 1. Financial Statements
                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 and December 31, 1997
                                   (UNAUDITED)


ASSETS                                         March 31, 1998   December 31,1997
---------------------------------------        --------------   ----------------
Cash and Due From Banks                          $ 2,565,965        1,626,155
Federal Funds Sold                                 6,962,000        4,269,000
Securities held to maturity                             -                -
Securities available for sale                     11,723,863       13,181,407
Loans (net)                                       44,835,951       39,590,147
Accrued interest receivable                          339,159          380,541
Foreclosed real estate                                71,673           71,673
Furniture and equipment.net                          415,888          428,133
Deferred income taxes                                186,200          150,904
Other assets                                          29,720          222,570
                                                 -----------      -----------

     TOTAL ASSETS:                               $67,130,419       59,920,530
                                                 ===========      ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Demand deposits                                  $12,459,121        6,678,554
NOW and money market deposits                      9,676,358       12,878,302
Savings deposits                                     860,432          798,833
Other time deposits                               36,921,162       34,021,075
                                                 -----------      -----------
   Total deposits                                 59,917,073       54,376,764

Repurchase agreements                              1,394,214          614,445
Accrued interest payable                             116,069          110,288
Other liabilities                                    219,172          151,447
                                                 -----------      -----------

      TOTAL LIABILITIES:                          61,646,528       55,252,944
                                                 -----------      -----------

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 Par Value. Authorized 1,000,000 shares:
    None Issued or Outstanding
Common Stock $.01 Par Value. Authorized 10,000,000 shares:
    Outstanding 536,861 shares                         5,369            4,715
Additional Paid-In Capital                         5,363,241        4,710,285
Treasury stock, at cost                              (21,098)         (21,098)
Accumulated Deficit                                   63,823          (86,415)
Net unrealized appreciation on
         available-for-sale securities(net)           72,556           60,099
                                                ------------     ------------

    TOTAL STOCKHOLDERS' EQUITY:                    5,483,891        4,667,586
                                                ------------     ------------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY:                     $ 67,130,419       59,920,530
                                                ============       ==========




REFER TO NOTES TO THE FINANCIAL STATEMENTS.

                          SARASOTA BANCORPORATION, INC.
                                SARASOTA,FLORIDA

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)

                                                  THREE MONTHS    THREE MONTHS
                                                     ENDED           ENDED
                                                    03/31/98        03/31/97
                                                  -----------     -----------
INTEREST INCOME:
----------------

Interest and Fees on Loans                         1,052,524          742,644
Interest on Federal Funds Sold                        50,759           35,390
Interest on Investment Securities                    190,930          180,863
                                                   ---------        ---------

     TOTAL INTEREST INCOME:                        1,294,213          958,897

INTEREST EXPENSE:

Interest on Deposits                                 614,184          443,525
Interest on Borrowings                                  -                 139
Interest on Repurchase agreements                     13,115           16,547

      TOTAL INTEREST EXPENSE:                        627,299          460,212
                                                   ---------        ---------

      NET INTEREST INCOME                            666,914          498,685

Provision For Possible Loan Losses                    13,700           48,500

      NET INTEREST INCOME(LOSS) AFTER
        PROVISION FOR POSSIBLE LOAN LOSSES:          653,214          450,185

OTHER OPERATING INCOME:

Service Charges on Deposit Accounts                   25,936           32,550
Other Fees and Other Income                           29,704           24,731
                                                   ---------        ---------

    NET OTHER OPERATING INCOME:                       55,640           57,281

OPERATING EXPENSES:

Salaries and employee benefits                       204,537          169,690
Occupancy                                             82,864           75,455
Data processing                                       36,981           12,880
Professional Fees                                     34,418           34,464
Other                                                108,316           74,171
                                                   ---------        ---------

    TOTAL OTHER OPERATING EXPENSES:                  467,116          366,660

    INCOME BEFORE TAXES                              241,738          140,806

    PROVISION FOR TAXES                               91,500            3,000
                                                   ---------        ---------

    NET INCOME                                       150,238          137,806

INCOME PER SHARE                                        0.32             0.29
                                                   =========        =========

REFER TO NOTES TO THE FINANCIAL STATEMENTS.

                          SARASOTA BANCORPORATION,INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                  THREE MONTHS    THREE MONTHS
                                                     ENDED           ENDED
                                                    03/31/98        03/31/97
                                                  -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITY:

NET INCOME                                       $   150,238          137,806
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
       CASH FLOWS FROM OPERATIONS:

Depreciation                                          12,245           16,349
Amortization of Organizational Costs                     -              9,707
Provision for Loan Losses                             13,700           48,500
(Increase)Decrease in Accrued
      Interest Receivable                             41,382           30,878
(Increase)Decrease in Foreclosed real estate             -               -
(Increase)Decrease in Deferred income taxes          (35,296)         (15,912)
(Increase)Decrease in other assets                   192,850            4,758
(Decrease)Increase in Repurchase agreements          779,769          (63,041)
(Decrease)Increase in Accrued Interest Payable         5,781           16,595
(Decrease)Increase in other liabilities               67,725          (29,701)
                                                 -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES:             1,228,394          155,939
                                                 -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities, Net             1,470,001       (1,330,274)
Purchase of furniture & equipment                      -               -
Increase in Loans, Net                            (5,259,504)      (1,338,486)

NET CASH USED IN INVESTING ACTIVITIES:            (3,789,503)      (2,668,760)


CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from directors stock warrants               653,610            -
Net Increase in Deposits                           5,540,309        2,276,172
                                                 -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES:         6,193,919        2,276,172

NET INCREASE (DECREASE) IN CASH:                   3,632,810         (236,649)

CASH AS BEGINNING OF PERIOD:                       5,895,155        6,185,658
                                                 -----------      -----------

CASH AT END OF PERIOD:                             9,527,965        5,949,009
                                                 -----------      -----------

Supplemental Disclosure of Cash Flow
   Information-
   Cash Paid During The Period For Interest:     $   627,299          460,212
                                                 -----------      -----------



REFER TO NOTES TO THE FINANCIAL STATEMENTS.

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY
                    Notes to Financial Statements (Unaudited)
                                 March 31, 1998

Note 1 - Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997.

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

         Investment Securities.
         ----------------------
         As of March 31, 1998 no Investment Securities were carried as "Held to Maturity".


         Available for Sale Securities.
         ------------------------------
         As of March 31, 1998 the market value of "Available for sale Securities" was $11,723,863.

         Organizational  Costs.
         ----------------------
         In accordance with FASB Statement No. 7, the Company and the subsidiary Bank capitalized all direct costs that were incurred in the expectation that they would generate future revenues and otherwise benefit periods after the Bank opened for business. These capitalized costs, or organizational costs, are amortized over a sixty-month period using the straight line method. As of March 31, 1998, there were no unamortized organizational costs.

         Profit  (Loss)  Per Share.
         --------------------------
         Profit per share was $.32 for the quarter ended March 31, 1998 and may not be indicative of projected earnings (losses) for the year ending December 31, 1998.

         Income Taxes.
         -------------
         The Company will be subject to taxation whenever taxable income is generated. As of March 31, 1998, the provision for income taxes was $91,500.

         Statement of Cash Flows.
         ------------------------
         The presentation of the statement of cash flows is condensed as permitted by the Securities and Exchange Commission (the "SEC"). The classification of cash flows is consistent with the requirements of FASB Statement No. 95.

Note 4 -  Related Parties

         One of the Company's directors serves as legal counsel for the Company. Gross fees for services provided by this director during the three months ended March 31, 1998 were $6,368. This amount includes sums paid by the Bank to such director's law firm as well as sums paid by Bank customers and cost advances. Another director provides advertising, printing and other miscellaneous services to the Company. The gross billings, which include costs passed through to other companies providing services to the Company, was $23,782 for the three months ended March 31, 1998. Another director provides accounting services for the Company. For the three months ended March 31, 1998, fees for these services amounted to $600.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
                  --------------------------------------------------------------

         The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.'s (the "Company") financial condition and results of operations as reflected in the Company's unaudited financial statements for the first quarter ended March 31, 1998.

Results of Operations

         The Company's net income for the first quarter of 1998 was $150,238, a 9.0% increase compared to $137,806 for the same period in 1997. Earnings per share increased to $0.32 in the first quarter of 1998 compared to $0.29 per share for the same period in 1997. The increase in net income is primarily attributable to a 41.7% increase in interest and fees on loans for the three-month period ended March 31, 1998. Interest on investment securities and on Federal Funds Sold also showed increases of 5.6% and 43.4%, respectively, for the three-month period ended March 31, 1998.

         Net interest income after the provision for loan losses for the first quarter of 1998 increased $168,229 or 33.7% to $666,914 from a balance of $498,685 for the first quarter of 1997. The increase in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 4.42% during the first quarter of 1998 compared to 4.17% for the first quarter of 1997. The net interest margin for the three months ended March 31, 1998 was 4.26% on average earning assets of $60,873,900. For the same period in 1997, the net interest margin was 4.13% on average earning assets of $46,984,000. The increase in net interest margin is reflective of growth in higher priced consumer loan accounts.

         Non-interest expense for the first quarter of 1998 increased $100,456 or 27.4% as compared to the first quarter of 1997. This increase is primarily the result of increased employee salaries and benefits, data processing fees and loan servicing fees.

         Non-interest income decreased $1,641 or 2.9% during the first quarter ended March 31, 1998 as compared to the same period in 1997. The decrease in non-interest income is attributable to a decrease in Other Real Estate Owned rental income.

Financial Condition

         For the three month period ended March 31, 1998, the Company experienced continued asset, loan and deposit growth. Total assets increased 12.0% to $67,130,419 for the three month period ended March 31, 1998 from $59,920,530 at December 31, 1997. This increase is primarily attributable to an increase in loans of approximately $5.0 million and an increase in Federal Funds Sold of approximately $2.7 million during this period.

         The allowance for loan loss provision for the first quarter of 1998 was $13,700 compared to $48,500 in the first quarter of 1997. The reserve balance for loan losses as of March 31, 1998 was $507,300 as compared to $482,400 at December 31, 1997. At March 31, 1998, the allowance for loan losses represented 1.12% of total loans outstanding. Management considers the allowance to be adequate based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

         Through the first quarter of 1998, there were no charged-off loans and recoveries totaled $11,200, or a net of (.02)% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was $9,401 or .02% of total outstanding loans as of March 31, 1998 compared to $11,000 or .03% of total outstanding loans as of the same period in 1997. At year ended December 31, 1997, non-performing loans were $11,800 or .02% of total loans outstanding. There were no other loans past due in excess of 90 days as of March 31, 1998.

Capital Adequacy

         Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4.0% for core capital (tier 1 capital), 8.0% for total risk-based capital, and at least 3.0% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3.0% level. The Company's tier 1 risk-based capital ratio at March 31, 1998 was 10.25%, its total risk-based capital ratio was 11.34%, and its leverage ratio was 7.63%, well above the required minimums.

Liquidity

         The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 72.32% at March 31, 1998, cash and due from banks of $2,565,965 and federal funds sold of $6,962,000, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

                           PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

         (a)      The following exhibit is filed with this report:

                  Exhibit No.         Description
                  -----------         -----------

                      27.1            Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                     SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SARASOTA BANCORPORATION, INC


Dated:   May 12, 1998          By:  /s/ Christine L. Jennings
                                    ---------------------------------------
                                    Christine L. Jennings
                                    President (Principal Executive Officer)



                               By:  /s/ Susan K. Flynn
                                    ---------------------------------------
                                    Susan K. Flynn
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                                             Description
-----------                                             -----------

27.1                                             Financial Data Schedule