Form 10QSB
period 1998-06-30
SARASOTA BANCORPORATION INC / FL
filed 1998-08-14
CIK 875707

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OF 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                             Commission File Number:
      June 30, 1998                                            33-41045

                         SARASOTA BANCORPORATION, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Florida                                           65-0235255
-------------------------------------------------------------------------------
(State or other Jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

          Two North Tamiami Train, Suite 100, Sarasota, Florida  34236
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (941) 955-2626
          ------------------------------------------------------------
                          (Issuer's telephone number)

                                 Not Applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  x    No
                                      ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 Par Value                      587,200
-----------------------------          ------------------------------
         Class                         Outstanding at August 10, 1998


Transitional Small Business Disclosure Format (Check One):

Yes     No x
   ---    ---

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)




ASSETS                                                               JUNE 30, 1998   DECEMBER 31, 1997
------                                                               --------------  -----------------


Cash and Due From Banks                                              $    1,958,664          1,626,155
Federal Funds Sold                                                        3,758,000          4,269,000
Securities held to maturity                                                       -                  -
Securities available for sale                                            14,972,450         13,181,407
Loans (Net)                                                              47,104,097         39,590,147
Accrued interest receivable                                                 445,855            380,541
Foreclosed real estate                                                       71,673             71,673
Furniture and equipment,net                                                 412,207            428,133
Deferred income taxes                                                       186,200            150,904
Other assets                                                                 37,019            222,570
                                                                     --------------  -----------------

     TOTAL ASSETS:                                                   $   68,946,165         59,920,530
                                                                     ==============  =================




LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------


LIABILITIES:

Demand deposits                                                      $    8,863,691          6,678,554
NOW and money market deposits                                            13,143,652         12,878,302
Savings deposits                                                          1,099,867            798,833
Other time deposits                                                      37,238,978         34,021,075
                                                                     --------------  -----------------
  Total deposits                                                         60,346,188         54,376,764
                                                                     --------------  -----------------

Repurchase agreements                                                     2,260,408            614,445
Accrued interest payable                                                    107,895            110,288
Other liabilities                                                           352,476            151,447
                                                                     --------------  -----------------

     TOTAL LIABILITIES:                                                  63,066,967         55,252,944

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 Par Value.  Authorized 1,000,000 shares;
   None Issued or Outstanding                                                     -                  -
Common Stock, $.01 Par Value.  Authorized 10,000,000 shares;
     Outstanding 536,861 shares                                               5,591              4,715
Additional Paid-In Capital                                                5,588,928          4,710,285
Treasury stock, at cost                                                     (21,098)           (21,098)
Retained earnings (deficit)                                                 251,422            (86,415)
Net unrealized appreciation on available-for-sale securities (net)           54,355             60,099
                                                                     --------------  -----------------

     TOTAL STOCKHOLDERS' EQUITY:                                          5,879,198          4,667,586
                                                                     --------------  -----------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                     $   68,946,165         59,920,530
                                                                     ==============  =================



                          SARASOTA BANCORPORATION, INC.
                                SARASOTA, FLORIDA

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 AND
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                            THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                 ENDED          ENDED          ENDED          ENDED
                                              6/30/1998      6/30/1997      6/30/1998      6/30/1997
                                             -----------    -----------    -----------   ------------
INTEREST INCOME:

Interest and Fees on Loans                   $ 1,180,285        818,849      2,232,809      1,561,493
Interest on Federal Funds Sold                    63,891         60,554        114,650         95,944
Interest on Investment Securities                224,116        211,486        415,046        392,349
                                             -----------      ---------      ---------      ---------

     TOTAL INTEREST INCOME:                    1,468,292      1,090,889      2,762,505      2,049,786

INTEREST EXPENSE:

Interest on Deposits                             679,020        513,546      1,293,204        957,071
Interest on Borrowings                                 -              -              -            139
Interest on Repurchase agreements                 19,588         16,919         32,703         33,467
                                             -----------      ---------      ---------      ---------


     TOTAL INTEREST EXPENSE:                     698,608        530,465      1,325,907        990,677
                                             -----------      ---------      ---------      ---------

     NET INTEREST INCOME:                        769,684        560,424      1,436,598      1,059,109

Provision For Possible Loan Losses                19,000         72,300         32,700        120,800
                                             -----------      ---------      ---------      ---------

     NET INTEREST INCOME (LOSS) AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES:     750,684        488,124      1,403,898        938,309

OTHER OPERATING INCOME:

Service Charges on Deposit Accounts               26,874         27,951         52,810         60,501
Other Fees and Other Income                       30,533         21,506         60,237         46,237
                                             -----------      ---------      ---------      ---------

     NET OTHER OPERATING INCOME:                  57,407         49,457        113,047        106,738


OPERATING EXPENSES:

Salaries and employee benefits                   213,166        162,995        417,703        332,685
Occupancy                                         67,027         74,376        149,891        149,831
Data processing                                   33,908         27,354         70,889         40,234
Professional Fees                                 44,272         26,238         78,690         60,702
Other                                            148,618         75,995        256,934        150,166
                                             -----------      ---------      ---------      ---------

     TOTAL OTHER OPERATING EXPENSES:             506,991        366,958        974,107        733,618
                                             -----------      ---------      ---------      ---------

     INCOME BEFORE TAXES                         301,100        170,623        542,838        311,429

     PROVISION FOR TAXES                         113,500          3,000        205,000          6,000
                                             -----------      ---------      ---------      ---------

     NET INCOME (LOSS)                       $   187,600        167,623        337,838        305,429
                                             ===========      =========      =========      =========


INCOME (LOSS) PER SHARE                             0.40           0.36           0.72           0.65
                                             ===========      =========      =========      =========

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)



                                                     THREE MONTHS   THREE MONTHS
                                                         ENDED          ENDED
                                                       6/30/1998      6/30/1997
                                                     -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITY:


NET INCOME (LOSS)                                    $     337,838        305,429
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH FLOWS FROM OPERATIONS:

Depreciation                                                24,490         28,399
Amortization of Organizational Costs                             -         19,413
Provision for Loan Losses                                   32,700        120,800
(Increase) Decrease in Accrued Interest Receivable         (65,314)       (35,659)
(Increase) Decrease in Foreclosed real estate                    -              -
(Increase) Decrease in Deferred income taxes               (35,296)       (15,912)
(Increase) Decrease in other assets                        185,551          1,080
(Decrease) Increase in Repurchase agreements             1,645,963       (303,853)
(Decrease) Increase in Accrued Interest Payable             (2,393)        17,554
(Decrease) Increase in other liabilities                   201,029         13,120
                                                     -------------  -------------

     NET CASH USED IN OPERATING ACTIVITIES:              2,324,568        150,371
                                                     -------------  -------------


CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities, Net                  (1,796,787)    (1,624,687)
Purchase of furniture & equipment                           (8,564)        (1,876)
Increase in Loans, Net                                  (7,546,650)    (5,547,342)
                                                     -------------  -------------

NET CASH USED IN INVESTING ACTIVITIES:                  (9,352,001)    (7,173,905)
                                                     -------------  -------------


CASH FLOW FROM FINANCING ACTIVITIES:


Proceeds from directors stock warrants                     879,518              -
Purchase of Treasury stock                                       -        (15,730)
Net Increase in Deposits                                 5,969,424      5,097,097
                                                     -------------  -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES:               6,848,942      5,081,367
                                                     -------------  -------------

NET INCREASE (DECREASE) IN CASH:                          (178,491)    (1,942,167)

CASH AS BEGINNING OF PERIOD:                             5,895,155      6,185,658
                                                     -------------  -------------

CASH AT END OF PERIOD:                                   5,716,664      4,243,491
                                                     =============  =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
    CASH PAID DURING THE PERIOD FOR INTEREST:        $   1,325,907        990,677
                                                     =============  =============

                          SARASOTA BANCORPORATION, INC
                                 AND SUBSIDIARY

                    Notes to Financial Statements (Unaudited)

                                  June 30, 1998



NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to form 10-Q-SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Form 10- KSB for the year ended December 31, 1997.


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

         Investment Securities. As of June 30, 1998 no Investment Securities are carried as "Held to Maturity".

         Available for Sale Securities. As of June 30, 1998, the market value of "Available for Sale Securities" is $14,972,450.

         Organizational Costs. In accordance with FASB Statement No. 7, the Company and the subsidiary Bank capitalized all direct costs that were incurred in the expectation that they would generate future revenues and otherwise benefit periods after the subsidiary Bank opened for business. These capitalized costs, or organizational costs, are amortized over a sixty-month period using the straight line method. As of June 30, 1998 there are no unamortized organizational costs.

         Profit (Loss) Per Share. Profit per share was $.40 for the quarter ended June 30, 1998 and may not be indicative of projected earnings (losses) for the year ending December 31, 1998.

         Income Taxes. The company will be subject to taxation whenever taxable income is generated. As of June 30, 1998 the provision for taxes is $205,000.

         Statement of Cash Flows. The presentation of the statement of cash flows in condensed as permitted by the Securities and Exchange commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.


NOTE 4 - RELATED PARTIES

         One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the six months ended June 30, 1998 was $10,856. This amount includes sums paid by the Bank to this firm as well as sums paid by bank customers and cost advances. Another director provides advertising, printing and other miscellaneous services to the Company. The gross billing, which includes costs passed through to other companies providing services to the Company, was $35,234 for the six months ended June 30, 1998. Another director provides accounting services for the Company. For the six months ended June 30, 1998 these services amounted to $600.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS




                  The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.'s (the "Company") financial condition and results of operations reflected in the Company's unaudited financial statements for the second quarter ended June 30, 1998.

RESULTS OF OPERATIONS

                  The Company's net income for the second quarter of 1998 was $187,600, a 11.9% increase compared to $167,623 for the same period in 1997. Earnings per share increased to .40 in the second quarter of 1998 compared to
 .36 per share for the same period in 1997. Net income for the six months ended June 30, 1998 was $337,838 compared to $305,429 for the same period in 1997, an increase of 32,409 or 10.6%. The increase in net income is primarily attributable to a 44.1% and a 43.0% increase in interest and fees on loans for the three and six month periods ended June 30, 1998, respectively.

                  Net interest income after provision for loan losses for the second quarter of 1998 increased $262,560 or 53.8% to $750,684 from a balance of $488,124 for the second quarter of 1997. Net interest income after provision for loan losses for the six months ended June 30, 1998 increased $465,589 or 49.6% to $1,403,898 from a balance of $938,309 for the same period in 1997. The increase in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 4.43% for the second quarter of 1998 compared to 4.24% for the second quarter of 1997. The net interest margin for the six month period ended June 30, 1998 was 4.28% on average earning assets of $64,232,000. For the same period in 1997, the net interest margin was 4.16% on average earning assets of $51,414,072. The increase in net interest margin is reflective of growth in higher priced consumer loan accounts.

                  Non-interest expense for the second quarter of 1998 increased $140,033 or 56.2% as compared to the second quarter of 1997. Non-interest expense increased $240,489 or 32.8% for the six month period ended June 30, 1998 as compared to the same period of 1997. This increase is primarily the result of increased employee salaries and benefits, data processing fees and loan servicing fees.

                  Non-interest income increased $7,950 or 16.1% during the second quarter ended June 30, 1998 as compared to the same period in 1997. Non-interest income also increased $6,309 or 5.9% for the six month period ended June 30, 1998 as compared to the same period in 1997. The increase in non-interest income is attributable to a overdraft service fees on depository accounts.

FINANCIAL CONDITION

                  For the six month period ended June 30, 1998, the company experienced continued asset, loan and deposit growth. Total assets increased 15.1% to $68,946,165 for the six month period ended June 30, 1998 from 59,920,530 at December 31, 1997. This increase is primarily attributable to an increase in loans of approximately $7.5 million during the period.

MANAGEMENT
PAGE 2


                  The allowance for loan loss provision for the second quarter of 1998 was $19,000 compared to $72,300 in the second quarter of 1997. The reserve balance for loan losses as of June 30, 1998 was $529,100 as compared to $482,400 at December 31, 1997. At June 30, 1998, the allowance for loan losses represented 1.10% of total loans outstanding. Management considers the allowance to be adequate based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

                  Through the second quarter of 1998, there were no charged-off loans and recoveries totaled $14,000 or a net of <00.03> percent of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was $120,000 or .25% as of June 30 1998 compared to 0.16% as of the same period in 1997. At year ended December 31, 1997, non-performing loans were $11,800 or .02% of loans outstanding. The increase in non-performing loans as compared to year ended December 31, 1997 is primarily attributable to several consumer loans past due from 30 to 90 days. There was one loan in the amount of $1,000 past due in excess of 90 days as of June 30, 1998.


CAPITAL ADEQUACY

                  Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (tier 1), 8% for total risk-based capital, and at least 3% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company's tier 1 risk-based capital ratio at June 30, 1998 was 11.72%, its total risk-based capital ratio was 12.80%, and its leverage ratio was 8.39%.


LIQUIDITY

                  The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 75.16% at June 30, 1998, cash and due from banks of $1,958,664 and federal funds sold of $3,758,000, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.


         The 1998 Annual Meeting of Shareholders of the Company was held on April 21,1998. At the meeting, the following persons were elected as directors to serve for a term of three years and until their successors are elected and qualified: Timothy J. Clarke, Christine L. Jennings, Sam D Norton and Michael R. Pender.

         The results of voting with respect to the election of directors were a follows:



                                           Votes                       Votes
                                            FOR                       WITHHELD

       Timothy J. Clarke                  380,747                        500

       Christine L. Jennings              380,747                        500

       Sam D. Norton                      380,747                        500

       Michael R. Pender, Jr.             380,747                        500



         The following persons did not stand for reelection to the Board at the 1998 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Susan M. Baker, Kenneth H. Barr, James W. Demler, M.D., Edward
S. Levi, A. Dean Pratt and Gilbert J. Wellman.

         No other matters were presented or voted for at the Annual Meeting.


Item 5.           Other Information.

         Proposals of shareholders intended to be presented at the Company's 1999 Annual Meeting of Shareholders must be received at the Company's principal executive offices by November 29, 1998 in order to be eligible for inclusion in the Company's proxy statement and form of proxy for that meeting. With respect to proposals not received by February 20, 1999, the individuals designated by management as proxies will vote their proxy in accordance with their judgement of what is in the best interest of the Company.


Item 6.           Exhibits and Reports on Form 8-K.

         (A) The following exhibit is filed with this report:

                  Exhibit No.        Description
                  -----------        -----------

                       27            Financial Data Schedule (for SEC use only)

                           PART II. OTHER INFORMATION


Item 6.  Continued         Exhibits and Reports on Form 8-K


                  (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          SARASOTA BANCORPORATION, INC



Dated: August 13, 1998    By:/s/ Christine L. Jennings
                             -----------------------------------------
                                  Christine L. Jennings
                                  President (Principal Executive Officer)




                          By:/s/ Susan K. Flynn
                             ------------------------------------------
                                 Susan K. Flynn
                                 Vice President and Chief Financial Officer
                                 (Principal financial and Accounting Officer)