Form 10QSB
period 1998-09-30
SARASOTA BANCORPORATION INC / FL
filed 1998-11-16
CIK 875707

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
  September 30, 1998                                     33-41045


                         SARASOTA BANCORPORATION, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



          Florida                                         65-0235255
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


          Two North Tamiami Trail, Suite 100, Sarasota, Florida 34236
         -------------------------------------------------------------
                    (Address of principal executive offices)



                                 (941) 955-2626
            --------------------------------------------------------
                          (Issuer's telephone number)



                                 Not applicable
       ------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X                 No
              --------                  --------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Common Stock, $.01 Par Value                                        559,140
     ------------------------------------------                  ---------------------------------------
                      Class                                           Outstanding at November 10, 1998

Transitional Small Business Disclosure Format (Check One):

Yes      No   X
   -----    -----

                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)


ASSETS                                                                   SEPTEMBER 30, 1998            DECEMBER 31, 1997
------------------------------------------------------------------       ------------------            -----------------
Cash and Due From Banks                                                   $       2,331,959                    1,626,155
Federal Funds Sold                                                                1,258,000                    4,269,000
Securities held to maturity                                                              --                           --
Securities available for sale                                                    16,833,670                   13,181,407
Loans (Net)                                                                      51,153,935                   39,590,147
Accrued interest receivable                                                         516,091                      380,541
Repossessions                                                                        21,742                           --
Foreclosed real estate                                                               71,673                       71,673
Furniture and equipment,net                                                         400,428                      428,133
Deferred income taxes                                                               186,200                      150,904
Other assets                                                                         47,718                      222,570
                                                                          -----------------             ----------------
     TOTAL ASSETS:                                                        $      72,821,416                   59,920,530
                                                                          =================             ================




LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------


LIABILITIES:

Demand deposits                                                           $       8,001,559                    6,678,554
NOW and money market deposits                                                    15,019,226                   12,878,302
Savings deposits                                                                    886,687                      798,833
Other time deposits                                                              39,021,420                   34,021,075
                                                                          -----------------             ----------------
  Total deposits                                                                 62,928,892                   54,376,764
                                                                          -----------------             ----------------

Repurchase agreements                                                             3,109,409                      614,445
Accrued interest payable                                                            129,821                      110,288
Other liabilities                                                                   532,181                      151,447
                                                                          -----------------             ----------------

     TOTAL LIABILITIES:                                                          66,700,303                   55,252,944

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 Par Value.  Authorized 1,000,000 shares;
   None Issued or Outstanding                                                            --                           --
Common Stock, $.01 Par Value.  Authorized 10,000,000 shares;
     Outstanding 536,861 shares                                                       5,591                        4,715
Additional Paid-In Capital                                                        5,588,928                    4,710,285
Treasury stock, at cost                                                             (27,848)                     (21,098)
Retained earnings (deficit)                                                         457,441                      (86,415)
Net unrealized appreciation on available-for-sale securities (net)                   97,001                       60,099
                                                                          -----------------             ----------------

     TOTAL STOCKHOLDERS' EQUITY:                                                  6,121,113                    4,667,586
                                                                          -----------------             ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                          $      72,821,416                   59,920,530
                                                                          =================             ================


REFER TO NOTES TO THE FINANCIAL STATEMENTS

                         SARASOTA BANCORPORATION, INC.
                               SARASOTA, FLORIDA

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)


                                                    THREE MONTHS       THREE MONTHS        NINE MONTHS              NINE MONTHS
                                                       ENDED              ENDED               ENDED                    ENDED
                                                      9/30/98            9/30/97             9/30/98                  9/30/97
                                                  ---------------    ---------------    ----------------          ---------------
INTEREST INCOME:

Interest and Fees on Loans                        $     1,249,264            893,463           3,482,073                2,454,956
Interest on Federal Funds Sold                             57,988             41,301             172,638                  137,245
Interest on Investment Securities                         249,591            197,825             664,637                  590,174
                                                  ---------------    ---------------     ---------------          ---------------

     TOTAL INTEREST INCOME:                             1,556,843          1,132,589           4,319,348                3,182,375

INTEREST EXPENSE:

Interest on Deposits                                      719,244            545,279           2,012,448                1,502,350
Interest on Borrowings                                         --                 --                  --                      139
Interest on Repurchase agreements                          32,425             15,024              65,128                   48,491
                                                  ---------------    ---------------     ---------------          ---------------


     TOTAL INTEREST EXPENSE:                              751,669            560,303           2,077,576                1,550,980
                                                  ---------------    ---------------     ---------------          ---------------

     NET INTEREST INCOME:                                 805,174            572,286           2,241,772                1,631,395

Provision For Possible Loan Losses                         35,000             30,000              67,700                  150,800
                                                  ---------------    ---------------     ---------------          ---------------

     NET INTEREST INCOME (LOSS) AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES:              770,174            542,286           2,174,072                1,480,595

OTHER OPERATING INCOME:

Service Charges on Deposit Accounts                        41,609             32,159              94,419                   92,660
Other Fees and Other Income                                39,323             22,393              99,560                   68,630
                                                  ---------------    ---------------     ---------------          ---------------

     NET OTHER OPERATING INCOME:                           80,932             54,552             193,979                  161,290


OPERATING EXPENSES:

Salaries and employee benefits                            219,401            166,451             637,104                  499,136
Occupancy                                                  93,085             74,305             242,976                  224,136
Data processing                                            34,473             25,585             105,362                   65,819
Professional Fees                                          38,428             19,667             117,118                   80,369
Other                                                     132,321             74,230             389,255                  224,396
                                                  ---------------    ---------------     ---------------          ---------------

     TOTAL OTHER OPERATING EXPENSES:                      517,708            360,238           1,491,815                1,093,856
                                                  ---------------    ---------------     ---------------          ---------------

     INCOME BEFORE TAXES                                  333,398            236,600             876,236                  548,029

     PROVISION FOR TAXES                                  127,379              3,000             332,379                    9,000
                                                  ---------------    ---------------     ---------------          ---------------

     NET INCOME (LOSS)                            $       206,019            233,600             543,857                  539,029
                                                  ===============    ===============     ===============          ===============


INCOME (LOSS) PER SHARE                                      0.38               0.50                1.01                     1.14
                                                  ===============    ===============     ===============          ===============

                                                  536,861 shares     471,500 shares      536,861 shares           471,500 shares
                                                   outstanding        outstanding         outstanding              outstanding


REFER TO NOTES TO THE FINANCIAL STATEMENTS

                         SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                  (UNAUDITED)

                                                           NINE MONTHS                  NINE MONTHS
                                                              ENDED                        ENDED
                                                             9/30/98                      9/30/97
                                                       --------------------         --------------------
CASH FLOWS FROM OPERATING ACTIVITY:

NET INCOME (LOSS)                                      $           543,857                      539,029
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH FLOWS FROM OPERATIONS:

Depreciation                                                        38,734                       38,300
Amortization of Organizational Costs                                    --                       26,440
Provision for Loan Losses                                           67,700                      150,800
(Increase) Decrease in Accrued Interest Receivable                (135,550)                     (10,488)
(Increase) Decrease in Repossessions                               (21,742)                          --
(Increase) Decrease in Deferred income taxes                       (35,296)                     (15,912)
(Increase) Decrease in other assets                                172,852                      (35,774)
(Decrease) Increase in Repurchase agreements                     2,494,964                     (298,083)
(Decrease) Increase in Accrued Interest Payable                     19,533                       22,267
(Decrease) Increase in other liabilities                           380,734                       65,075
                                                       -------------------          ------------------

     NET CASH USED IN OPERATING ACTIVITIES:                      3,525,786                      481,654
                                                       -------------------          ------------------

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities, Net                          (3,615,360)                    (362,538)
Purchase of furniture & equipment                                   (9,030)                      (5,202)
Increase in Loans, Net                                         (11,631,488)                  (6,078,002)
                                                       -------------------          -------------------

NET CASH USED IN INVESTING ACTIVITIES:                         (15,255,878)                  (6,445,742)
                                                       -------------------          -------------------

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from directors stock warrants                             879,518                           --
Purchase of Treasury stock                                          (6,750)                     (21,098)
Net Increase in Deposits                                         8,552,128                    5,521,724
                                                       -------------------          -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                       9,424,896                    5,500,626
                                                       -------------------          -------------------

NET INCREASE (DECREASE) IN CASH:                                (2,305,196)                    (463,462)

CASH AT BEGINNING OF PERIOD:                                     5,895,155                    6,185,658
                                                       -------------------          -------------------

CASH AT END OF PERIOD:                                           3,589,959                    5,722,196
                                                       ===================          ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
    CASH PAID DURING THE PERIOD FOR INTEREST:          $         2,077,576                    1,550,980
                                                       ===================          ===================

REFER TO NOTES TO THE FINANCIAL STATEMENTS

                         SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Financial Statements (Unaudited)



                               September 30, 1998



NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1997.


NOTE 2 - SUMMARY OF ORGANIZATION

         Sarasota BanCorporation, Inc., Sarasota, Florida (the "Company"), was incorporated under the laws of the State of Florida on December 28, 1990, for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Sarasota Bank (the "Bank"), Sarasota, Florida. Prior to formation of the Company, the Company's organizers formed a partnership to commence organizing a bank holding company. The partnership was subsequently merged into the Company as of December 30, 1990. As a result, each organizer's capital account in the partnership was exchanged for common stock of the Company and all assets of the partnership were contributed as capital to the Company in consideration of the issuance of its common stock to the organizers. On September 15, 1992, the organizers received approval from the Office of the Comptroller of the State of Florida for the organization of a new state banking association; an approval was also received on May 29, 1992 from the Federal Reserve Board to form a one-bank holding company. On September 15, 1992, the company acquired 100% of the Bank's capital stock by injecting $4.25 million into the Bank's capital accounts.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES


         The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The following summarizes the more significant of these policies:

         Investment Securities. As of September 30, 1998, no Investment Securities are carried as "Held to Maturity."

         Available for Sale Securities. As of September 30, 1998, the market value of "Available for Sale Securities" is $16,833,670.

         Organizational Costs. In accordance with FASB Statement No. 7, the Company and the subsidiary Bank capitalized all direct costs that were incurred in the expectation that they would general future revenues and otherwise benefit periods after the subsidiary Bank opened for business. These capitalized costs, or organizational costs, are amortized over a sixty-month period using the straight line method. As of September 30, 1998 there are no unamortized organizational costs.


         Profit (Loss) Per Share. Earnings per share were $0.38 for the quarter ended September 30, 1998, and may not be indicative of projected earnings for the year ending December 31, 1998.


         Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As of September 30, 1998, the provision for taxes is $332,379.

         Statement of Cash Flows. The presentation of the statement of cash flows is condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.


NOTE 4 - RELATED PARTIES


         One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the nine months ended September 30, 1998, were $2,279. Another director provides advertising, printing and other miscellaneous services to the Company. The gross billings, which include costs passed through to other companies providing services to the Company, were $15,854 for the nine months ended September 30, 1998. Another director provides accounting services for the Company. There were $1,200 in fees incurred for this service for the nine months ended September 30, 1998.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




                  The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.'s (the "Company") financial condition and results of operations reflected in the Company's unaudited financial statements for the third quarter ended September 30, 1998.

RESULTS OF OPERATIONS

                  The Company's net income for the third quarter of 1998 was $206,019, an 11.8% decrease compared to $233,600 for the same period in 1997. Earnings per share decreased to $0.38 in the third quarter of 1998 compared to $0.50 per share for the same period in 1997. Net income for the nine months ended September 30, 1998 was $543,857 compared to $539,029 for the same period in 1997, an increase of $4,828 or 0.9%. The decrease in net income for the third quarter was attributable to an increase in the provision for taxes of $124,400 compared to the same period in 1997. The increase in net income for the nine-month period ended September 30, 1998 was primarily attributable to a 41.8% and a 25.8% increase in interest and fees on loans.

                  Net interest income after provision for loan losses for the third quarter of 1998 increased $232,900 or 40.7% to $805,174 from a balance of $572,286 for the third quarter of 1997. Net interest income after provision for loan losses for the nine months ended September 30, 1998 increased $610,377 or 37.4% to $2,241,772 from a balance of $1,480,595 for the same period in 1997. The increase in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 4.47% for the third quarter of 1998 compared to 4.32% for the third quarter of 1997. The net interest margin for the nine-month period ended September 30, 1998 was 4.38% on average earning assets of $72,237,000. For the same period in 1997, the net interest margin was 4.17% on average earning assets of $53,335,765. The increase in net interest margin is reflective of growth in higher priced consumer loan accounts.

                  Non-interest expense for the third quarter of 1998 increased $157,500 or 43.7% as compared to the third quarter of 1997. Non-interest expense increased $398,000 or 36.4% for the nine-month period ended September 30, 1998 as compared to the same period of 1997. This increase is primarily the result of increased employee salaries and benefits, data processing fees and loan servicing fees.

                  Non-interest income increased $26,400 or 48.4% during the third quarter ended September 30, 1998 as compared to the same period in 1997. Non-interest income also increased $32,700 or 20.3% for the nine-month period ended September 30, 1998 as compared to the same period in 1997. The increase in non-interest income is attributable to an increased loan referral and small business association fees for loans.

MANAGEMENT
PAGE 2


FINANCIAL CONDITION

                  For the nine-month period ended September 30, 1998, the company experienced continued asset, loan and deposit growth. Total assets increased 21.5% to $72,821,400 for the nine-month period ended September 30, 1998 from $59,920,530 at December 31, 1997. This increase is primarily attributable to an increase in loans of approximately $11.5 million and an increase in securities available for sale of approximately $3.7 million during the period.

                  The allowance for loan loss provision for the third quarter of 1998 was $35,000 compared to $67,700 in the third quarter of 1997. The reserve balance for loan losses as of September 30, 1998 was $521,600 as compared to $482,400 at December 31, 1997. At September 30, 1998, the allowance for loan losses represented 1.00% of total loans outstanding. Management considers the allowance to be adequate based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

                  Through the third quarter of 1998, there were seven charged-off loans totaling $61,500 and recoveries totaled $33,000 or a net of
0.06 percent of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was $999,000 or 1.95% as of September 30, 1998 compared to 0.04% as of the same period in 1997. At year ended December 31, 1997, non-performing loans were $11,800 or 0.02% of loans outstanding. The increase in non-performing loans as compared to year ended December 31, 1997 is primarily attributable to one real estate loan and several consumer loans past due from 30 to 90 days. There were three loans, totaling $21,000, past due in excess of 90 days as of September 30, 1998.

CAPITAL ADEQUACY

                  Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (tier 1), 8% for total risk-based capital, and at least 3% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company's tier 1 risk-based capital ratio at September 30, 1998 was 11.18%, its total risk-based capital ratio was 12.15%, and its leverage ratio was 8.26%.

LIQUIDITY

                  The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan-to-deposit ratio of 80.90% at September 30, 1998, cash and due from banks of $2,332,000 and federal funds sold of $1,258,000, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

MANAGEMENT
PAGE 3


YEAR 2000

                  A critical issue affecting companies that rely extensively on electronic data processing systems, such as the Company, is the Year 2000 issue. The Year 2000 issue has arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00." This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

                  The Bank uses a third-party vendor for processing its primary banking applications. During 1998, the company developed a plan to address the Year 2000 issue, conduct a comprehensive review of the Company's systems and ensure that the company takes any necessary measures. The company believes that its systems and those of the Bank are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. The Bank will complete its testing phase with its data processing vendor during the second quarter of 1999. All coding changes with the data processing vendor have been completed and are currently in use. The Bank does not believe that material expenditures will be necessary to implement any further modifications with its data processing vendor. As of September 30, 1998, the Company had spent approximately $12,500 to help ensure that its systems would be Year 2000 compliant. The Company's data processing vendor has assured the Company that its systems will be Year 2000 compliant well in advance of the Year 2000. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

                  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in acquisitions; or failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

                           PART II. OTHER INFORMATION





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




                                    SARASOTA BANCORPORATION, INC


Dated: November 12, 1998            By:   /s/ Christine L. Jennings
                                       ---------------------------------------------------
                                              Christine L. Jennings
                                              President (Principal Executive Officer)




                                    By:   /s/ Susan K. Flynn
                                       ---------------------------------------------------
                                              Susan K. Flynn
                                              Vice President and Chief Financial Officer
                                              (Principal Financial and Accounting Officer)