Form 10KSB40
period 1998-12-31
SARASOTA BANCORPORATION INC / FL
filed 1999-03-30
CIK 875707

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended              December 31, 1998
                                   --------------------------------------------

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------    -----------------------

                        Commission file number     33-41045
                                              ------------------

                          SARASOTA BANCORPORATION, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                           Florida                                                        65-0235255
--------------------------------------------------------------             ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)             (I.R.S. Employer Identification No.)

    Two North Tamiami Trail, Suite 100, Sarasota, Florida                                   34236
--------------------------------------------------------------             ------------------------------------
      (Address of principal executive offices)                                            (Zip Code)

                                 (941) 955-2626
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of each exchange
        Title of each class                        on which registered
        -------------------                        ---------------------

               none                                       none
        -------------------                        ---------------------

Securities registered under Section 12(g) of the Exchange Act:
                                      none
--------------------------------------------------------------------------------
                                 Title of class

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
   ------   ------

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenues for its most recent fiscal year:      $6,025,178
                                                           ---------------------

     Aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 8, 1999:*

                          $3,554,670 (317,949 shares)
--------------------------------------------------------------------------------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                           559,140 as of March 8, 1999
--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):

Yes           No   X
   -------      -------

* As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the book value of the Common Stock of the Registrant at December 31, 1998. For the purpose of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

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

MARKET AREA AND COMPETITION

        The primary service area ("PSA") for the Bank encompasses approximately fifteen square miles in and around Sarasota, Florida, and includes Bird Key, St. Armand and Lido Key, which lie just off the coast of the City of Sarasota. In addition, the Bank services customers outside the Bank's PSA, but within other parts of Sarasota County. Competition among financial institutions in this area is intense. There are 130 banking offices and 16 offices of savings and loan associations within the PSA of the Bank. Most of these offices are branches of or are affiliated with major bank holding companies.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

        The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 1998 and 1997. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                           AVERAGE CONSOLIDATED ASSETS


                                                  Year Ended          Year Ended
                                               December 31, 1998   December 31, 1997
                                               -----------------   -----------------
     Cash and due from banks ...........            2,511,438          $ 1,392,477
     Taxable securities ................           15,418,296           12,493,585
     Federal funds sold ................            3,916,915            3,764,592
     Net loans .........................           47,378,278           34,924,524
                                                  -----------          -----------
          Total earning assets .........           69,224,927           52,575,178
     Other assets ......................            1,126,590            1,061,072
                                                  -----------          -----------
          Total assets .................          $70,351,517          $53,636,250
                                                  ===========          ===========

            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            Year Ended           Year Ended
                                                        December 31, 1998    December 31, 1997
                                                        -----------------    -----------------
     Non interest-bearing deposits ..............          $ 8,649,340          $ 6,590,138
     NOW and money market deposits ..............           14,262,465           10,032,748
     Savings deposits ...........................              958,847              801,262
     Time deposits ..............................           38,306,561           30,452,404
     Repurchase agreements ......................            2,057,791            1,261,961
     Other liabilities ..........................              481,934              247,047
                                                           -----------          -----------
       Total liabilities ........................           64,716,938           49,385,560
     Stockholders' equity .......................            5,634,579            4,250,690
                                                           -----------          -----------
       Total liabilities and stockholders' equity          $70,351,517          $53,636,250
                                                           ===========          ===========

         The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                                             Year Ended December 31, 1998
                                                             ----------------------------
                                                     Average            Interest          Average
                         Assets                      Amount              Earned            Yield
                         ------                      -------            --------          -------
     Taxable securities .......................    $15,418,296         $  918,394          5.96%
     Federal funds sold .......................      3,916,915            212,040          5.41%
     Net loans ................................     47,378,278          4,606,255(1)       9.72%
                                                   -----------         ----------          ----
       Total earning assets ...................    $66,713,489         $5,736,689          8.60%
                                                   ===========         ==========          ====

                                                     Average            Interest          Average
                       Liabilities                    Amount              Paid           Rate Paid
                       -----------                   -------            --------         ---------
     NOW and money market deposits ............    $14,262,465         $  515,769          3.62%
     Savings deposits .........................        958,847             19,154          2.00%
     Time deposits ............................     38,298,989          2,204,302          5.76%
     Repurchase agreements ....................      2,057,791             98,441          4.78%
     Other interest-bearing liabilities .......        154,136              1,913          1.24%
                                                   -----------         ----------          ----
       Total interest-bearing liabilities .....    $55,732,228         $2,839,579          5.10%
                                                   ===========         ==========          ====
     Net yield on earning assets ..............                                            4.34%
                                                                                           ====


                                                                                             Year Ended December 31, 1997
                                                                                             ----------------------------
                                                                                    Average              Interest        Average
                         Assets                                                     Amount                Earned          Yield
                         ------                                                     ------                ------          -----
Taxable securities .....................................................          $12,493,585           $  795,429        6.37%
Federal funds sold .....................................................            3,764,592              201,114        5.34
Net loans (before allowance) ...........................................           35,325,710            3,407,472(1)     9.65
                                                                                  -----------           ----------        ----
  Total earning assets .................................................          $51,583,887           $4,404,015        8.54%
                                                                                  ===========           ==========        ====
                                                                                     Average              Interest       Average
                       Liabilities                                                   Amount                 Paid        Rate Paid
                       -----------                                                   -------              --------      ---------
NOW and money market deposits ..........................................          $10,032,748           $  334,954        3.34%
Savings deposits .......................................................              801,262               15,983        1.99%
Time deposits ..........................................................           30,452,404            1,747,527        5.74%
Repurchase agreements ..................................................            1,261,961               62,120        4.92%
Other interest-bearing liabilities .....................................                2,658                  139        5.23%
                                                                                  -----------           ----------        ----
  Total interest-bearing liabilities ...................................          $42,551,033           $2,160,723        5.08%
                                                                                  ===========           ==========        ====
Net yield on earning assets ............................................                                                  4.35%
                                                                                                                          ====

-----------------------

(1) Interest earned on net loans includes $196,242 in loan fees and loan service fees for 1998 and $122,103 for 1997.

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


                                        Year Ended December 31, 1998
                                                compared with
                                        Year Ended December 31, 1997
                                        ----------------------------
                                         Increase (decrease) due to:

                                 Volume              Rate                Total
                                 ------              ----                -----
Interest earned on:
  Taxable securities ....      $  169,656          $(46,691)          $  122,965
  Federal funds sold ....           8,219             2,707               10,926
  Net loans .............       1,170,733            62,222            1,232,955
                               ----------          --------           ----------
Total interest income ...       1,348,608            18,238            1,366,846
                               ----------          --------           ----------

                                                                                        Year Ended December 31, 1998
                                                                                               compared with
                                                                                        Year Ended December 31, 1997
                                                                                        ----------------------------
                                                                                        Increase (decrease) due to:

                                                                                 Volume              Rate               Total
                                                                                 ------              ----               -----
                                                                                       (continued from previous page)
Interest paid on:
   NOW and money market deposits ..........................................    $   150,831         $ 31,388         $   182,219
  Savings deposits ........................................................          3,148               23               3,171
  Time deposits ...........................................................        451,957            4,818             456,775
  Repurchase agreements ...................................................         38,019           (1,698)             36,321
   Other interest bearing liabilities .....................................          1,569              205               1,774
                                                                               -----------         --------         -----------
Total interest expense ....................................................        645,524           34,736             680,260
                                                                               -----------         --------         -----------
Change in net interest income .............................................    $   703,084         $(16,498)        $   686,586
                                                                               ===========         ========         ===========
                                                                                         Year Ended December 31, 1997
                                                                                                  compared with
                                                                                         Year Ended December 31, 1996
                                                                                         ----------------------------
                                                                                         Increase (decrease) due to:

                                                                                 Volume              Rate               Total
                                                                                 ------              ----               -----
Interest earned on:
  Taxable securities ......................................................    $   131,047         $ 20,743         $   151,790
  Federal funds sold ......................................................        108,357              709             109,066
  Net loans ...............................................................        826,791           24,180             850,971
                                                                               -----------         --------         -----------
Total interest income .....................................................      1,066,195           45,632           1,111,827
                                                                               -----------         --------         -----------
Interest paid on:
   NOW and money market deposits ..........................................         38,352           55,065              93,417
  Savings deposits ........................................................            818           (1,384)               (566)
  Time deposits ...........................................................        555,395            4,985             560,380
  Repurchase agreements ...................................................         (5,567)          (1,411)             (6,978)
  Other interest bearing liabilities ......................................         (8,954)          (8,391)            (17,345)
                                                                               -----------         --------         -----------
Total interest expense ....................................................        580,045           48,863             628,908
                                                                               -----------         --------         -----------
Change in net interest income .............................................    $   486,150         $ (3,231)        $   482,919
                                                                               ===========         ========         ===========

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

       The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                                                         Year Ended                      Year Ended
                                                     December 31, 1998                December 31, 1997
                                                     -----------------                -----------------
                                                 Average         Average            Average          Average
             Deposit Category                    Amount         Rate Paid           Amount          Rate Paid
             ----------------                    ------         ---------           ------          ---------
Non interest-bearing demand deposits ...      $ 8,649,340           N/A           $ 6,590,138           N/A
NOW and money market deposits ..........       14,262,465          3.62%           10,032,748          3.34%
Savings deposits .......................          958,847          2.00%              801,262          1.99%
Time deposits ..........................       38,306,561          5.76%           30,452,404          5.74%
Repurchase agreements ..................        2,057,791          4.78%            1,261,961          4.92%
Other interest-bearing liabilities .....          154,137          1.24%                2,658          5.23%


         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1998:

                                                    Time Certificates
                                                       of Deposit
                                                    -----------------
                       3 months or less.............  $ 2,949,849
                       3 to 6 months................      836,406
                       6 to 12 months...............    5,599,036
                       Over 12 months...............    2,202,206
                                                      -----------
                       Total........................  $11,587,497
                                                      ===========

LOAN PORTFOLIO

        The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. The Bank has a legal lending limit for unsecured loans of up to $929,464 to any one person. See "--Supervision and Regulation."

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

        The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 1998 and 1997 and the total amount of all loans for such periods:

                 Type of Loan                                       Amount
                 ------------                                       ------
                                                           1998                  1997
                                                           ----                  ----
  Commercial, financial and agricultural .........    $  9,409,815           $  8,882,707
  Real estate-mortgage and equity ................      32,797,439             26,180,145
  Installment and other loans to individuals .....      12,627,398              5,128,983
                                                      ------------
  Subtotal .......................................      54,834,652             40,191,835
                                                      ------------           ------------
Less: deferred loan fees .........................        (125,288)              (119,290)
  Allowance for possible loan losses .............        (557,546)              (482,398)
                                                      ------------           ------------
Total (net of allowance) .........................    $ 54,151,818           $ 39,590,147
                                                      ============           ============

        The following is a presentation of an analysis of maturities of loans as of December 31, 1998:


                                                     Due in 1         Due after 1 to         Due After
             Type of Loan                          year or less          5 Years               5 Years                Total
             ------------                          ------------       --------------         -----------              -----
Commercial, financial and agricultural ...          $3,869,779          $ 4,346,890          $ 1,193,146          $ 9,409,815
Real estate-mortgage and equity ..........           2,369,750           11,758,786           18,668,903           32,797,439
Installment and other loans to individuals           3,653,222            8,772,762              201,414           12,627,398
                                                    ----------          -----------          -----------          -----------
Total ....................................          $9,892,751          $24,878,438          $20,063,463          $54,834,652
                                                    ==========          ===========          ===========          ===========

         The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 1998:

Loans due after 1 year with
  predetermined interest rates.............................    $18,857,800

Loans due after 1 year with
  floating interest rates..................................    $25,931,896


        Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. For the year ended December 31, 1998, the Company had 31 loans in the aggregate amount of $270,894 accounted for on a nonaccrual basis and six loans were contractually past due 90 days or more as to principal or interest payments. For the year ended December 31, 1997, the Company had one loan in the amount of $11,834 accounted for on a nonaccrual basis, and no loans were contractually past due 90 days or more as to principal or interest payments.

        At December 31, 1998, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

SUMMARY OF LOAN LOSS EXPERIENCE

        An analysis of the Bank's loss experience is furnished in the following table for the periods indicated.

                    Analysis of the Allowance for Loan Losses

                                                        Year Ended          Year Ended
                                                    December 31, 1998   December 31, 1997
                                                    -----------------   -----------------
Balance at beginning of period ...................     $ 482,398            $ 313,938
Charge-offs
   Commercial, financial and agricultural ........       (35,654)              (8,997)
   Installment and other loans to individuals ....       (59,931)             (44,410)
Recoveries
   Commercial, financial and agricultural ........         6,158                6,450
   Installment and other loans to individuals ....        45,175               21,917
Net charge-offs ..................................       (44,252)             (25,040)
Additions charged
  to operations ..................................       119,400              193,500
Balance at end of period .........................     $ 557,546            $ 482,398
                                                       =========            =========
Ratio of net charge-offs during the period to
  average loans outstanding during the period ....           0.9%                 .07%

        At December 31, 1998, the allowance was not allocated among the various categories of loans in the Bank's loan portfolio. The allowance is determined by the following factors: internally assigned loan grade, specific allocations, economic conditions, off balance sheet items (unfunded loans), concentrations of credit and external loan review.

LOAN LOSS RESERVE

        In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1998, 17.16% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, over 86.47% of these commercial loans at December 31, 1998 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

        The Company's consumer loan portfolio is also well secured. At December 31, 1998 the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than other categories of loans.

        Real estate mortgage loans constitute 59.81% of outstanding loans. Approximately $11,881,386 or 36.23% of this category represents residential real estate mortgages. The remaining portion of this category consists of commercial real estate loans. Risk of loss for these loans is generally higher than residential loans.

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

INVESTMENTS

        As of December 31, 1998, investment securities, excluding Federal Funds, comprised approximately 22.5% of the Bank's assets and loans comprised approximately 6.88% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

        The following table presents, at the dates indicated, the book value of the Bank's investments:


                                                                                          December 31,
                                                                                -------------------------------
                              Investment Category                                   1998                1997
                              -------------------                                   ----                ----
Obligations of U.S. Treasury  and other U.S. agencies.......................... $17,630,691         $13,086,012

         The following table indicates for the year ended December 31, 1998 the respective maturities and weighted average yields of securities:

Investment                                                     Weighted Average
 Category                                          Amount           Yield(1)
----------                                      -----------    ----------------
Obligations of U.S. treasury
  and other U.S. agencies:  0-3 months .....    $ 1,001,763          7.39%
  3-6 Months ...............................      1,211,524          6.19%
  6-12 Months ..............................      3,678,634          6.25%
  1 through 5 years ........................      1,119,272          6.28%
  Over 5 years .............................     10,619,496          6.55
                                                -----------
  Total ....................................    $17,630,691          6.49%
                                                ===========

------------------
(1) The Company has not invested in any tax-exempt obligations. All securities have been designated as Available For Sale Investments by the Bank's Board of Directors.

RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                      December 31,
                                                ----------------------
                                                 1998            1997
                                                 ----            ----
Return (loss) on average assets ..........       1.08%           1.39%
Return (loss) on average equity ..........      12.27%          16.10%
Average equity to average Assets ratio ...       7.90%           7.74%
Dividend payout ratio ....................         --              --

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

         The Bank occasionally sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. Management of the Bank has established correspondent relationships with National Bank of Commerce, NationsBank, Federal Reserve Bank, Marshall & Iisley (M&I) Bank, The Federal Home Loan Bank, and First Tennessee Bank, N.A. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 1998, the Bank had $2,272,324 in participations sold and $1,444,267 in participations purchased.

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

         The Bank uses a third-party vendor for processing its primary banking applications. During 1998, the Company developed a plan to address the Year 2000 issue, conduct a comprehensive review of the Company's systems and ensure that the Company takes any necessary measures. The Company believes that its systems, those of the Bank and its data processing vendor are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. As of December 31, 1998, the Company had spent approximately $22,000 to help ensure that its systems would be Year 2000 compliant. The Company's data processing vendor has assured the Company that its systems are Year 2000 compliant now or will be well in advance of the Year 2000. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

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

EMPLOYEES

         The Bank presently employs 20 persons on a full-time basis, including 8 officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives.

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

SUPERVISION AND REGULATION

         The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of regulatory agencies, including the Federal Reserve Board, the Florida Department of Banking and Finance (the "Florida Department") and the FDIC. In addition, the Company is subject to certain periodic reporting and disclosure requirements of the Securities and Exchange Commission.

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

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Company, or any other bank holding company located in Florida, may acquire a bank located in any other state, and a bank holding company located outside Florida may acquire any Florida-based bank, in either case subject to certain deposit percentage and other restrictions. In addition, adequately capitalized and managed bank holding companies may consolidate their multi-state bank operations into a single bank subsidiary and may branch interstate through acquisitions unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory. De novo branching by an out-of-state bank is lawful only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws.

         A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies. Effective April 21, 1997, the Federal Reserve Board revised and expanded the list of permissible nonbanking activities, which includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

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

         Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC. The Federal Reserve Board and the FDIC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The FDIC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1998, the Company's total risk-based capital and tier-one ratios were 11.43% and 10.49%, respectively.

         Both the Federal Reserve Board and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions must maintain a ratio of at least 3% "Tier 1" capital to total weighted risk assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries.

         Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risks, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, rated composite 1 under the CAMELS rating system of banks or the BOPEC rating system of bank holding companies.

         The Federal Reserve Board requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.

         The FDIC adopted a rule substantially similar to that issued by the Federal Reserve Board, providing that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement will nearly always contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

         The risk-based capital guidelines of the Federal Reserve Board and the FDIC explicitly include provisions regarding a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

         The Federal Reserve Board and the FDIC recently added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or
(ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, beginning no later than January 1, 1999, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), enacted on December 19, 1991, provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the institution is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

         As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:


                                       Total Risk -   Tier 1 Risk -        Tier 1
                                      Based Capital   Based Capital       Leverage
                                          Ratio           Ratio             Ratio
Well capitalized(1)                       >=10%           >= 6%            >= 5%
Adequately Capitalized(1)                 >= 8%           >= 4%            >= 4%(2)
Undercapitalized(4)                        < 8%            < 4%             < 4%(3)
Significantly Undercapitalized(4)          < 6%            < 3%             < 3%
Critically Undercapitalized                  -               -             <= 2%(5)

---------------------------
(1) An institution must meet all three minimums.

(2) >=3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) < 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5)      Ratio of tangible equity to total assets.

           The FDICIA also provides that each Federal banking agency must prescribe safety and soundness standards in certain areas of banking practice. In order to comply with the FDICIA, the Federal Reserve Board, the Comptroller and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits.

           The capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

           The legislature of the State of Florida has enacted an interstate banking statute which allows bank holding companies located throughout the United States to acquire banks and bank holding companies located in Florida under certain conditions. Such legislation has had the effect of increasing competition among financial institutions in the Bank's market area and in the State of Florida generally.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matter was submitted during the fourth quarter ended December 31, 1998 to a vote of security holders of the Company.


                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

           During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

HOLDERS OF COMMON STOCK

           As of March 8, 1999, the number of holders of record of the Company's Common Stock was 417.

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

           Net income for the year ended December 31, 1998 was $740,273, compared to $729,000 in 1997. Net income per common share was $1.34 in 1998 compared to $1.55 in 1997. The increase in 1998 net income resulted principally from increases in the volume of earning assets, primarily loans, which increased net interest income 36.55%, or $1,232,955 over 1997.

           Total assets were $78,447,666 at December 31, 1998, 30.92% over total assets of $59,920,530 at December 31, 1997. Average assets for 1998 were $70,351,517 as compared to average assets of $53,636,250 in 1997. This 31.16% increase in average assets was the result of a 35.66% increase in average loans and a 23.41% increase in average securities over the prior year.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Fiscal 1998 Compared to Fiscal 1997

           The Company experienced continued asset, loan and deposit growth during 1998. Total assets increased 30.92% to $78,447,666 at December 31, 1998 from $59,920,530 at December 31, 1997. This increase is primarily attributable to an increase in loans of approximately $14 million during the year. Net total loans at December 31, 1998 were $54.0 million, compared to $39.6 million at December 31, 1997. Securities available for sale accounted for 34.1% of the asset growth as they increased to $17,678,822 at December 31, 1998 from $13.3 million at December 31, 1997.

           The Company's net income grew proportionately with asset growth during 1998. Net income increased 1.55% to $740,273 or $1.34 per share of Common Stock at December 31, 1998 as compared to net income of $729,000 or $1.55 per share of Common Stock at December 31, 1997. The increases in net income are primarily attributable to a 36.55% increase in interest and fees on loans. Interest and fees earned on loans were $4.6 million at December 31, 1998 compared to $3.4 million at December 31, 1997.

           Net interest income after provision for loan losses increased $760,686 or 37.71% to $2,777,710 at December 31, 1998 compared to $2,017,004 for the same period of 1997. The increases in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 4.40% for the year 1998 compared to 4.38% for the year 1997. The net interest margin was 4.52% as of December 31, 1998 on average earning assets of $69.2 million compared to a net interest market of 4.16% on average earning assets of $52.6 million as of December 31, 1997. This increase in net interest margin is reflective of growth in earning assets and repricing of floating rate assets quicker than repricing of interest-bearing liability accounts.

           Non-interest expense increased $429,126 or 29.24% to $1,896,726 at December 31, 1998 as compared to $1,467,000 at December 31, 1997. This increase is primarily the result of increased compensation expenses and increased advertising and marketing expenses.

           Non-interest income increased $44,413 or 18.20% to $288,489 at December 31, 1998 compared to $209,914 at December 31, 1997. This increase is attributable to increased income for fees on depository accounts. Service fees increased $26,904 or 17.29% to $188,479 at December 31, 1998 compared to $155,575 at December 31, 1997. While the Bank does not charge maintenance fees for its commercial accounts, a significant increase was observed in insufficient funds and overdraft activity. Other income, which includes rental income, increased $11,474 or 13.47% to $96,626 at December 31, 1998 compared to $85,152 at December 31, 1997.

           The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. In its continuing evaluation of the allowance and its adequacy, management considers the Company's loan loss experience, an internally assigned loan grade, current and anticipated economic conditions, off-balance sheet items, concentrations of credit and other factors which affect the allowance for potential credit losses. While it is the Company's policy to charge-off, in the current period, the loans in which a loss is considered probable, there are additional risks for future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise. The expense for the allowance for loan losses decreased $74,100 or 38.29% to $119, 400 at December 31, 1998 compared to $193,500 at December 31, 1997. The increased allowance for loan losses in 1998 was due to the increase in total loans outstanding during fiscal 1998. Net charge-offs for 1998 were $44,252 or 0.09% of average loans outstanding for 1998 compared to $25,040 or .07% of average loans outstanding for 1997. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was 0.49% as of December 31, 1998. At year ended December 31, 1997, non-performing loans were .02% of loans outstanding.

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

           At December 31, 1998, the Company continued to exhibit a high degree of liquidity. Primary liquidity rests in federal funds sold, which can be converted to cash in the same day. Federal funds sold and cash and due from banks aggregated $5.3 million or 6.71% of assets at December 31, 1998 compared to $5.9 million or 9.8% of total assets at the end of 1997. Current securities held in the Company's investment portfolio (with a market value of approximately $17.7 million) are classified as "Available For Sale." Future investments may also be designated as "Available for Sale." Secondary liquidity rests in established secured federal funds purchased from a correspondent bank. Commitments to extend credit totaled $6,724,669 at December 31, 1998 compared to $5,972,368 at December 31, 1997. Management intends to fund these commitments primarily from deposit growth and federal funds balances. With a loan to deposit ratio of 78.96%, cash and due from banks of $3.7 million and federal funds sold of $1.6 million, management does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio.

           Management monitors the Company's asset and liability positions in order to maintain a balance between maturing assets and maturing liabilities along with rate sensitive assets and rate sensitive liabilities to maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is satisfactory at December 31, 1998. Except as set forth above, there are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have a material effect on the Company's liquidity, capital resources, or results of operations.

           The following is an analysis of rate sensitive assets and liabilities as of December 31, 1998 (in thousands):

                                                                                               5 yrs
                                                0-3 mos.       3-12 mos.       1-5 yrs.       or more         Total
                                               --------        --------        -------       ---------       -------
Taxable securities .....................       $  2,574        $  4,954        $10,020       $     277       $17,825
Federal funds sold .....................          1,605             -0-            -0-             -0-         1,605
Loans ..................................         12,862          10,733         28,746           2,354        54,695
                                               --------        --------        -------       ---------       -------
     Total rate sensitive assets .......         17,041          15,687         38,766           2,631        74,125
                                               ========        ========        =======       =========       =======
NOW and money market deposits ..........          9,178             -0-          3,606             -0-        12,784
Savings deposits .......................            -0-             -0-          1,162             -0-         1,162
Time deposits ..........................         10,986          23,259          9,237             -0-        43,482
                                               --------        --------        -------       ---------       -------
     Total rate sensitive liabilities ..         20,164          23,259         14,005             -0-        57,428
                                               ========        ========        =======       =========       =======
 Excess (deficiency) of rate sensitive
  assets less rate sensitive liabilities       $ (3,123)       $ (7,572)       $24,761       $   2,631       $16,697
Ratio of rate sensitive assets to rate
 sensitive liabilities .................            .85             .67           2.77               -          1.29
Cumulative gap .........................       $ (3,123)       $(10,695)       $14,066       $  16,697      $     --

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

        The second measure of capital adequacy relates to the leverage ratio. The FDIC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. Banks that are not rated CAMELS-1 by their primary regulator should maintain a minimum leverage ratio of 4.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

        In 1996, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC adopted a new rule that adds a measure of interest rate risk to the determination of supervisory capital adequacy. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action. See "Item 1. Business--Supervision and Regulation."

        Stockholders' equity at December 31, 1998 was $6,250,850. Management believes that the Bank's capitalization is adequate to sustain growth which is anticipated for fiscal 1999. The following table sets forth the applicable required capital ratios for the Company and the Bank and the actual capital ratios for both entities as of December 31, 1998:

                              Leverage Ratio                    Tier 1 Capital               Risk-Based Capital
                       -------------------------         ---------------------------    ------------------------
                       Regulatory                        Regulatory                     Regulatory
                        Minimum           Actual          Minimum             Actual      Minimum         Actual
                       -----------------------------------------------------------------------------------------
Company................   3.0%             8.51%            4.0%              10.58%        8.0%          11.53%
Bank...................   3.0%             8.44%            4.0%              10.49%        8.0%          11.43%


ITEM 7. FINANCIAL STATEMENTS.

         The following financial statements are filed with this report:

         Independent Auditor's Report

         Consolidated Balance Sheet--December 31, 1998 and 1997

         Consolidated Statements of Income--For the years ended December 31, 1998 and 1997

         Consolidated Statements of Changes in Stockholders' Equity--For the years ended December 31, 1998 and 1997

         Consolidated Statements of Cash Flows--For the years ended December 31,
          1998 and 1997

         Notes to Consolidated Financial Statements

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY

                                SARASOTA, FLORIDA

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY

                                SARASOTA, FLORIDA

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997



                                    CONTENTS





                                                                 PAGE

Independent Auditors' Report                                      26

Consolidated Statements of Financial Condition                    27

Consolidated Statements of Income                                 28

Consolidated Statements of Changes in Stockholders' Equity        29

Consolidated Statements of Cash Flows                             30

Notes to Consolidated Financial Statements                        31

                               [SC&G Letterhead]


                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Sarasota BanCorporation, Inc. and Subsidiary
Sarasota, Florida

We have audited the accompanying consolidated statements of financial condition of Sarasota BanCorporation, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sarasota BanCorporation, Inc. and Subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Saltmarsh, Cleaveland & Gund

Pensacola, Florida
January 29, 1999

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                     1998               1997
                                                               ------------       ------------
Cash and due from banks                                        $  3,660,872       $  1,626,155
Federal funds sold                                                1,605,000          4,269,000
Securities available for sale                                    17,678,822         13,181,407
Loans receivable, less of allowance for loan losses
  of $ 557,546 in 1998 and $ 482,398 in 1997                     53,955,285         39,590,147
Accrued interest receivable                                         478,024            380,541
Foreclosed real estate                                               71,673             71,673
Repossessed assets                                                  195,376                -0-
Furniture and equipment, net                                        387,602            428,133
Deferred income taxes                                               187,192            150,904
Other assets                                                        227,820            222,570
                                                               ------------       ------------
Total Assets                                                   $ 78,447,666       $ 59,920,530
                                                               ============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Demand deposits                                              $  9,173,316       $  6,678,554
  NOW and money market deposits                                  12,729,289         12,878,302
  Savings deposits                                                1,162,127            798,833
  Other time deposits                                            43,462,019         34,021,075
                                                               ------------       ------------
    Total deposits                                               66,526,751         54,376,764

  FHLB advances                                                   2,000,000                -0-
  Repurchase agreements                                           2,897,485            614,445
  Income taxes payable                                              441,791             12,000
  Accrued interest payable                                          136,301            110,288
  Accrued expenses and other liabilities                            194,488            139,447
                                                               ------------       ------------
    Total liabilities                                            72,196,816         55,252,944
                                                               ------------       ------------

Commitments and Contingencies                                         --                 --

Stockholders' Equity:
  Common stock, $ .01 par value; 10,000,000 shares
    authorized, 559,140 and 471,500 shares issued
    and outstanding in 1998 and 1997, respectively                    5,591              4,715
  Additional paid-in capital                                      5,588,927          4,710,285
  Treasury stock, at cost                                           (27,848)           (21,098)
  Retained earnings (deficit)                                       653,858            (86,415)
  Accumulated other comprehensive income                             30,322             60,099
                                                               ------------       ------------
      Total stockholders' equity                                  6,250,850          4,667,586
                                                               ------------       ------------
Total Liabilities and Stockholders' Equity                     $ 78,447,666       $ 59,920,530
                                                               ============       ============


                     The accompanying notes are an integral
                       part of these financial statements.
                                      -27-

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                1998            1997
                                                             ----------      ----------
Interest Income:
  Loans receivable and fees on loans                         $4,606,255      $3,373,300
  Investment securities                                         918,394         795,429
  Federal funds sold                                            212,040         201,114
                                                             ----------      ----------
    Total interest income                                     5,736,689       4,369,843
                                                             ----------      ----------
Interest Expense:
  Deposits                                                    2,739,225       2,097,060
  Other                                                         100,354          62,259
                                                             ----------      ----------
    Total interest expense                                    2,839,579       2,159,319
                                                             ----------      ----------
    Net interest income                                       2,897,110       2,210,524

Provision for Loan Losses                                       119,400         193,500
                                                             ----------      ----------
    Net interest income after provision for loan losses       2,777,710       2,017,024
                                                             ----------      ----------
Noninterest Income:
  Service charges on deposit accounts                           182,479         155,575
  Net gain from sale of loans                                     9,384           3,349
  Other income                                                   96,626          85,152
                                                             ----------      ----------
    Total noninterest income                                    288,489         244,076
                                                             ----------      ----------
Noninterest Expenses:
  Salaries and employee benefits                                869,474         677,771
  Occupancy expense                                             247,391         233,307
  Data processing                                                68,792          37,188
  Professional fees                                             120,257          75,617
  Other expense                                                 590,812         443,717
                                                             ----------      ----------
    Total noninterest expenses                                1,896,726       1,467,600
                                                             ----------      ----------
Income Before Income Taxes                                    1,169,473         793,500

Income Tax Expense                                              429,200          64,500
                                                             ----------      ----------
Net Income                                                   $  740,273      $  729,000
                                                             ==========      ==========
Net Income Per Share of Common Stock                         $     1.34      $     1.55
                                                             ==========      ==========


                     The accompanying notes are an integral
                       part of these financial statements.

                SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                                        Accumulated
                                                         Additional                                        Other
                                             Common       Paid-In        Treasury      Accumulated    Comprehensive
                                             Stock        Capital         Stock          Deficit           Income        Total
                                           ---------    -----------     ---------    ------------     -------------   -----------
Balance, January 1, 1997                   $   4,715    $ 4,710,285     $    -0-     $ (815,415)      $  27,093       $ 3,926,678
                                                                                                                      -----------
  Net income                                                                            729,000                           729,000

  Other comprehensive income,
    net of tax:
      Change in unrealized gain (loss)
        on securities available-for-sale,
        net of tax of $ 19,384                                                                           33,006

      Less:  reclassification adjustment
        for gains included in net income                                                                    -0-            33,006
                                                                                                                      -----------
  TOTAL COMPREHENSIVE INCOME                                                                                              762,006
                                                                                                                      -----------
  Purchase of 1,893 treasury shares,
   at cost                                                               (21,098)                                         (21,098)
                                           ---------    -----------     ---------    ----------       ---------       -----------
Balance, December 31, 1997                     4,715      4,710,285      (21,098)       (86,415)         60,099         4,667,586
                                                                                                                       ----------
  Issuance of 87,640 shares of common
    stock at $10.04 per share                    876        878,642                                                       879,518
                                                                                                                       ----------
  Net income                                                                            740,273                           740,273

  Other comprehensive income,
    net of tax:
      Change in unrealized gain (loss)
        on securities available-for-sale,
        net of tax of $ 17,488                                                                          (29,777)

      Less:  reclassification adjustment
        for gains included in net income                                                                    -0-           (29,777)
                                                                                                      ---------        ----------
  TOTAL COMPREHENSIVE INCOME                                                                                              710,496
                                                                                                                       ----------
  Purchase of 600 treasury shares,
   at cost                                                                (6,750)                                          (6,750)
                                           ---------     ----------     --------     ----------       ---------        ----------
Balance, December 31, 1998                 $   5,591     $5,588,927     $(27,848)    $  653,858       $  30,322        $6,250,850
                                           =========     ==========     ========     ==========       =========        ==========


                     The accompanying notes are an integral
                       part of these financial statements.

                SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                               1998               1997
                                                                           ------------       ------------
Cash Flows From Operating Activities:
  Net income                                                               $    740,273       $    729,000
  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Depreciation and amortization                                              50,027             49,226
      Provision for loan losses                                                 119,400            193,500
      Net accretion/amortization on securities                                   92,720             47,522
      Deferred tax (benefit) expense                                            (18,800)            50,000
      Amortization of organizational expenses                                       -0-             26,441
  Change in operating assets and liabilities -
    Increase in accrued interest receivable and other assets                   (102,733)          (272,202)
    Increase in income tax payable                                              429,791                -0-
    Increase in accrued interest payable and other liabilities                   81,054             62,796
                                                                           ------------       ------------
      Net cash provided by operating activities                               1,391,732            886,283
                                                                           ------------       ------------
Cash Flows From Investing Activities:
  Purchases of available-for-sale securities                                (10,307,480)        (5,539,045)
  Proceeds from sales and maturities of available-for-sale securities         2,100,000          2,500,000
  Principal reductions received on available-for-sale securities              3,570,080          1,075,018
  Net increase in loans                                                     (14,679,914)        (8,788,804)
  Purchases of furniture and equipment                                           (9,496)           (44,480)
  Purchases of treasury stock                                                    (6,750)           (21,098)
                                                                           ------------       ------------
      Net cash used in investing activities                                 (19,333,560)       (10,818,409)
                                                                           ------------       ------------
Cash Flows From Financing Activities:
  Net increase in demand, NOW, money market and savings deposits              2,709,043          3,227,399
  Net increase in time deposits                                               9,440,944          7,287,602
  Net increase (decrease) in repurchase agreements                            2,283,040           (873,378)
  Proceeds from FHLB advance                                                  2,000,000                -0-
  Proceeds from issuance of common stock                                        879,518                -0-
                                                                           ------------       ------------
      Net cash provided by financing activities                              17,312,545          9,641,623
                                                                           ------------       ------------
Net (Decrease) Increase in Cash and Cash Equivalents                           (629,283)          (290,503)

Cash and Cash Equivalents at Beginning of Year                                5,895,155          6,185,658
                                                                           ------------       ------------
Cash and Cash Equivalents at End of Year                                   $  5,265,872       $  5,895,155
                                                                           ============       ============
Supplemental Disclosures of Cash Flow Information:

  Interest paid                                                            $  2,821,785       $  2,118,572
                                                                           ============       ============
  Income taxes paid                                                        $     16,222       $        -0-
                                                                           ============       ============


                     The accompanying notes are an integral
                       part of these financial statements.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


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

       Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported in other comprehensive income.

       Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method, and included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


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

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

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

       The Company and the Bank file consolidated income tax returns, with income tax expense or benefit computed and allocated on a separate return basis.

  Financial Instruments:

       In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, standby letters of credit, and financial guarantees. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

  Net Income Per Share of Common Stock:

       Net income per share of common stock is computed on the basis of the weighted average number of shares outstanding.

  Reclassifications:

       Certain prior year amounts have been reclassified to conform to the current period presentation.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 2 - INVESTMENT SECURITIES

       Investment securities have been classified in the statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair values are as follows:

                                                             Gross             Gross
                                          Amortized       Unrealized         Unrealized           Fair
                                            Cost             Gains             Losses            Value
                                         -----------      ------------       ------------       -----------
Available-For-Sale:

 December 31, 1998 -

  U.S. Treasury securities               $ 2,002,624      $     12,064       $        -0-       $ 2,014,688
  U.S. government agency securities       15,628,067            92,951            (56,884)       15,664,134
                                         -----------      ------------       ------------       -----------
                                         $17,630,691      $    105,015       $    (56,884)      $17,678,822
                                         ===========      ============       ============       ===========
 December 31, 1997 -
  U.S. Treasury securities               $ 3,119,270      $     25,687       $     (4,551)      $ 3,140,406
  U.S. government agency securities        9,966,742            86,053            (11,794)       10,041,001
                                         -----------      ------------       ------------       -----------
                                         $13,086,012      $    111,740       $    (16,345)      $13,181,407
                                         ===========      ============       ============       ===========

       There were no realized gains or losses on the sale of available-for-sale securities in 1998 or 1997.

       Included in U.S. government agency securities are investments in collateralized mortgage obligations ("CMOs") with a carrying value of approximately $ 3,088,900 at December 31, 1998. The effective yield on CMOs was 6.47% at December 31, 1998. The Bank did not have any investments in CMOs at December 31, 1997.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

       The scheduled maturities of securities available-for-sale at December 31, 1998, are as follows:

                                                    Amortized          Fair
                                                       Cost            Value
                                                 -------------  -------------
           Due in one year or less               $   2,002,624  $   2,014,688
           Due from one to five years                9,711,918      9,780,582
           Due from five to ten years                5,916,149      5,883,552
                                                 -------------  -------------
                                                 $  17,630,691  $  17,678,822
                                                 =============  =============

       For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

       Investment securities carried at approximately $ 8,618,700 at December 31, 1998 and $ 3,642,900 at December 31, 1997, were pledged to secure public deposits and for other purposes required or permitted by law.


NOTE 3 - LOANS RECEIVABLE

       The components of loans in the statements of financial condition are as follows:

                                                      1998              1997
                                                --------------  --------------
           Real estate                          $   32,888,200   $  26,177,542
           Commercial                                9,409,815       8,882,707
           Consumer                                 12,279,817       5,093,512
           Other                                        60,287          38,074
                                                --------------  --------------
                                                    54,638,119      40,191,835
           Net deferred loan fees                     (125,288)       (119,290)
           Allowance for loan losses                  (557,546)       (482,398)
                                                --------------  --------------
           Loans receivable, net                $   53,955,285  $   39,590,147
                                                ==============  ==============

       The Bank grants commercial, real estate and consumer loans in the State of Florida with its primary concentration being in Sarasota County, Florida. Although the Bank's loan portfolio is diversified, a significant portion of its loans are secured by real estate.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 3 - LOANS RECEIVABLE (CONTINUED)

       An analysis of the change in the allowance for loan losses follows:


                                            1998             1997
                                      ---------------   --------------

    Balance, at January 1             $       482,398   $      313,939
                                      ---------------   --------------

      Loans charged off                       (77,509)         (63,906)
      Recoveries                               33,257           38,865
                                      ---------------   --------------
        Net loans charged-off                 (44,252)         (25,041)
                                      ---------------   --------------
      Provision for loan losses               119,400          193,500
                                      ---------------   --------------
    Balance, at December 31           $       557,546   $      482,398
                                      ===============   ==============

       Loans on which the accrual of interest has been discontinued or reduced, for which impairment had not been recognized, amounted to approximately $ 96,800 at December 31, 1998. If interest on these loans had been accrued, such income would have approximated $ 4,300 in 1998. Interest income on these loans is recorded only when received. There were no loans on which the accrual of interest had been discontinued or reduced at December 31, 1997.


NOTE 4 - FURNITURE AND EQUIPMENT

       Components of furniture and equipment included in the statements of financial condition are as follows:


                                                                 1998             1997
                                                         ---------------   ----------------
  Furniture and equipment                                $       254,004   $        244,508
  Leasehold improvements                                         411,203            411,203
                                                         ---------------   ----------------
                                                                 665,207            655,711
  Less:  Accumulated depreciation and amortization              (277,605)          (227,578)
                                                         ---------------   ----------------
                                                         $       387,602   $        428,133
                                                         ===============   ================

       Depreciation and amortization expense charged to operations amounted to $ 50,027 in 1998 and $ 49,226 in 1997.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 5  - TIME DEPOSITS

       The aggregate amount of time deposits, each with a minimum denomination of $ 100,000 was approximately $ 11,792,000 in 1998 and $ 8,104,000 in
       1997.

       At December 31, 1998, the scheduled maturities of time deposits are as follows:


                  1999                        $      34,224,767
                  2000                                8,228,125
                  2001                                  550,345
                  2002                                  166,358
                  2003                                  292,424
                                              -----------------
                                              $      43,462,019
                                              =================


NOTE 6 - CONCENTRATIONS

       At December 31, 1998, thirteen deposit relationships represented approximately 9% of the Bank's total deposits.

       The Bank maintains cash balances at financial institutions in Alabama and Florida. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to $ 100,000. At various times throughout the year uninsured balances exceed the FDIC insured limits. The Bank's management monitors these institutions on a quarterly basis in order to determine that the institutions meet "well-capitalized" guidelines as established by the FDIC.


NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

       At December 31, 1998, the Bank had an advance from the Federal Home Loan Bank amounting to $ 2,000,000. The advance bears interest at 4.96% and matures in December 1999. The advance is secured by a blanket lien on the Bank's 1-4 residential loan portfolio. Total unused advances available to be drawn by the Bank amounted to approximately $ 5,000,000 at December 31, 1998. The Bank did not have any advances outstanding as of December 31, 1997.


NOTE 8 - REPURCHASE AGREEMENTS

       At December 31, 1998, the Bank had entered into repurchase agreements with Bank customers. The repurchase agreements generally mature within one to four days from the transaction date. The average balance and interest rate under the repurchase agreements amounted to approximately $ 2,053,600 and 4.86 % in 1998 and $ 1,299,500 and 4.93% in 1997.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 9 - STOCKHOLDERS' EQUITY

       The Company and the Bank are subject to certain restrictions on the amount of dividends that they may declare without regulatory approval. As discussed in Note 11, in 1998 warrants were exercised to purchase 87,640 shares of the Company's common stock at $10.04 per share. Proceeds from the exercise of these warrants was used to make a $ 825,000 capital contribution to the Bank.

       In 1991, the Company authorized 1,000,000 shares of preferred stock with a par value of $ .10 per share; however, there were no shares of preferred stock issued and outstanding at December 31, 1998 and 1997.


NOTE 10 - INCOME TAXES

       The provision for income taxes consists of the following:

                                             1998             1997
                                         -----------     ------------
Current tax provision:
  Federal                                $   395,584     $     14,500
                                         -----------     ------------
  State                                       52,416              -0-
                                         -----------     ------------
                                             448,000           14,500
Deferred federal (benefit) expense           (18,800)          50,000
                                         -----------     ------------
                                         $   429,200     $     64,500
                                         ===========     ============

       The provision for income taxes differs from that computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                    1998             1997
                                                 -----------     ------------
Tax based on statutory rate                      $   404,347     $    275,963
State tax, net of federal benefit                     34,595              -0-
Benefit of net operating loss carryforwards          (13,920)        (275,963)
Change in deferred tax valuation allowance               -0-           50,000
Other, net                                             4,178           14,500
                                                 -----------     ------------
                                                 $   429,200     $     64,500
                                                 ===========     ============

       In 1997, the current tax provision represents income taxes calculated for alternative minimum tax. At December 31, 1998, all cumulative federal net operating loss carryforwards had been utilized.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 10 - INCOME TAXES (CONTINUED)

       Deferred tax assets and liabilities included in the statements of financial condition were as follows:

                                                                         1998           1997
                                                                     -----------    ----------
Deferred tax assets:
  Allowance for loan losses                                          $   205,000    $  146,550
  Expected benefit of net operating loss carryforwards                       -0-        39,650
                                                                     -----------    ----------
                                                                         205,000       186,200
Deferred tax liabilities:
  Net unrealized appreciation on available-for-sale securities           (17,808)      (35,296)
                                                                     -----------    ----------
Net deferred tax asset                                               $   187,192    $  150,904
                                                                     ===========    ==========


NOTE 11 - STOCK WARRANTS AND OPTIONS

       The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and accounts for these options under APB Opinion No. 25, for which no compensation cost has been recognized. Based on the option pricing model utilized by the Company, the pro forma after-tax effect of compensation costs attributable to the options below was immaterial to 1998 and 1997 operating results.

       On September 15, 1992, the Company's organizers were granted warrants to purchase additional common stock equal to 72.83% of their initial investment in the common stock (117,500 shares) of the Company. The warrants are exercisable at any time during the five-year period commencing on the date of the grant. The exercise price of the warrants is the greater of $ 10 per share of common stock or the book value per share of common stock on the exercise date. In 1998, warrants were exercised to purchase 87,640 shares of the Company's common stock at $
       10.04 per share. The expiration date of the 29,860 warrants not exercised was extended until December 2002.

       In April 1991, the Bank's president was granted stock options to purchase 23,575 shares of the Company's common stock at $ 10 per share. The options expire on December 31, 2002. In addition, in 1998 the Bank's president received incentive stock options to purchase 3,285 shares of the Company's common stock. Additional options may be granted to the president based on the Company's meeting certain operational objectives or in the event of a change in control of the Company. Total incentive options available is 13,140 shares, including the 3,285 incentive stock options received in 1998. The incentive options are exercisable at any time at $ 10 per share and expire in December 2002. No options were exercised in 1998.

       In June 1998, the Company granted stock options to two executive officers to each acquire 1,000 shares of the Company's common stock. All options are exercisable at any time at $10 per share. The options expire in December 2002. No options were exercised in 1998.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 11 - STOCK WARRANTS AND OPTIONS (CONTINUED)

       The fair value of each option granted is estimated on the date of the grant using the minimum value method, assuming weighted average risk free rates. The weighted average fair value of each option granted amounted to $ 8.32 in 1998 and $ 7.52 in 1997.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

  Leases:

       The Bank leases its banking facility and an adjacent parcel of land under operating leases expiring in 2001. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments. The lease on the banking facility provides for two consecutive five-year renewal options.

       Future minimum lease payments under operating leases are summarized as follows:

          1999                                           $   215,914
          2000                                               223,608
          2001                                               231,610
                                                         -----------
        Total future minimum lease payments              $   671,132
                                                         ===========

       Rental expense relating to operating leases amounted to approximately $208,500 in 1998 and $201,000 in 1997.

  Future Minimum Rentals:

       The Bank subleases a portion of its facilities at a monthly rate of $4,400 plus applicable state sales tax.

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

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

       Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral for those commitments for which collateral is deemed necessary.

       The Bank has not incurred any losses on its commitments in 1998.

       A summary of the notional amounts of the Bank's financial instruments with off-balance-sheet risk at December 31, 1998, follows:

         Commitments to extend credit            $   8,474,272
                                                 =============

         Standby letters of credit               $     829,303
                                                 =============

  Unused Lines-of-Credit:

       At December 31, 1998, the Bank had lines of credits with banks enabling the Bank to borrow up to $ 1,000,000 subject to such terms as outlined in the related agreements. The arrangements are reviewed annually for renewal of the credit lines. At December 31, 1998, there were no advances outstanding under the lines-of-credit.

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

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 13 - RELATED PARTY TRANSACTIONS

       The Bank has entered into transactions with its directors, significant stockholders, and their affiliates (related parties). The aggregate amount of loans to such related parties at December 31, 1998 and 1997, was approximately $ 543,500 and $ 488,000, respectively. During 1998, new loans to such related parties amounted to approximately $ 102,800 and repayments amounted to approximately $ 47,600. Also, certain related parties maintain significant deposit balances with the Bank in the aggregate amount of approximately $ 1,830,000 and $ 2,545,600 at December 31, 1998 and 1997, respectively.

       One of the Bank's directors provides various legal services to the Bank. Fees for these services amounted to approximately $ 16,500 in 1998 and $11,400 in 1997. Another director provides advertising, printing, and other miscellaneous services to the Bank. The gross billings for these services, which includes cost passed through by other companies who are actually providing their services to the Bank, amounted to approximately $ 62,000 in 1998 and $ 42,100 in 1997.


NOTE 14 - REGULATORY MATTERS

       The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 14 - REGULATORY MATTERS (CONTINUED)

       As of December 31, 1998, the most recent notification that the Company and the Bank had received from the Federal Deposit Insurance Corporation categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or the institution's category.

                                                                                           To Be Well
                                                                                        Capitalized Under
                                                                  For Capital           Prompt Corrective
                                             Actual             Adequacy Purposes:     Action Provisions:
                                    ---------------------     ----------------------- ---------------------
                                       Amount       Ratio        Amount         Ratio   Amount        Ratio
                                    ------------    -----     ------------      ----- ----------      -----
As of December 31, 1998:
  Total Capital
    (to Risk Weighted Assets)
    Consolidated                    $  6,778,075    11.53%  >=$  4,704,240  >=   8.0%  >=$5,880,300  >=  10.0%
    Bank                            $  6,723,713    11.43%  >=$  4,704,240  >=   8.0%  >=$5,880,300  >=  10.0%
  Tier I Capital
    (to Risk Weighted Assets)
    Consolidated                    $  6,220,529    10.58%  >=$  2,352,120  >=   4.0%  >=$3,528,180  >=   6.0%
    Bank                            $  6,166,167    10.49%  >=$  2,352,120  >=   4.0%  >=$3,528,180  >=   6.0%
  Tier I Capital
    (to Average Assets)
    Consolidated                    $  6,220,529     8.84%  >=$  2,814,061  >=   4.0%  >=$3,517,576  >=   5.0%
    Bank                            $  6,166,167     8.76%  >=$  2,814,061  >=   4.0%  >=$3,517,576  >=   5.0%

As of December 31, 1997:
  Total Capital
    (to Risk Weighted Assets)
    Consolidated                    $  5,089,885    12.43%  >=$  3,275,600  >=   8.0%  >=$4,094,500  >=  10.0%
    Bank                            $  5,063,510    12.37%  >=$  3,275,600  >=   8.0%  >=$4,094,500  >=  10.0%
  Tier I Capital
    (to Risk Weighted Assets)
    Consolidated                    $  4,607,487    11.25%  >=$  1,637,800  >=   4.0%  >=$2,456,700  >=   6.0%
    Bank                            $  4,581,112    11.18%  >=$  1,637,800  >=   4.0%  >=$2,456,700  >=   6.0%
  Tier I Capital
    (to Average Assets)
    Consolidated                    $  4,607,487     8.47%  >=$  2,176,240  >=   4.0%  >=$2,720,300  >=   5.0%
    Bank                            $  4,581,112     8.42%  >=$  2,176,240  >=   4.0%  >=$2,720,300  >=   5.0%

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

       Deposit liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit ("CDs") approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

       Repurchase agreements. The carrying amounts of repurchase agreements with Bank customers approximate their fair values.

       Accrued interest. The carrying amounts of accrued interest approximate their fair values.

       Off balance-sheet instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. The estimated fair value for these instruments was insignificant at December 31, 1998 and 1997.

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

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

       The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                 1998                     1997
                                     --------------------------    --------------------------
                                       Carrying        Fair         Carrying        Fair
                                        Amount         Value         Amount         Value
                                     -----------    -----------    -----------   ------------
Financial assets:

   Cash and cash equivalents         $ 5,265,872    $ 5,265,872    $ 5,895,155   $ 5,895,155
   Securities available-for-sale      17,678,822     17,678,822     13,181,407    13,181,407
   Loans receivable                   53,955,285     54,420,637     39,590,147    39,335,060
   Accrued interest receivable           478,024        478,024        380,541       380,541

Financial liabilities:

   Deposits                           66,526,751     66,759,440     54,376,764    54,535,462
   FHLB advances                       2,000,000      2,000,000            -0-           -0-
   Repurchase agreements               2,897,485      2,897,485        614,445       614,445
   Accrued interest payable              136,301        136,301        110,288       110,288


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There has been no occurrence requiring a response to this item.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The Company's directors and executive officers are as follows:

NAME                                   POSITION WITH COMPANY
----                                   ---------------------
Susan M. Baker                         Class II Director

Kenneth H. Barr                        Class II Director

Timothy J. Clarke                      Class III Director

James W. Demler, M.D.                  Class I Director

Susan K. Flynn                         Senior Vice President, Chief Financial Officer and
                                       Cashier

Christine L. Jennings                  President, Chief Executive Officer and
                                       Class III Director

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

         JAMES W. DEMLER, M.D., age 52, served as Chairman of the Board of the Company from December 1990 to April 1996. Dr. Demler joined the organizational group in October 1990. Dr. Demler is a physician specializing in urological surgery. Dr. Demler helped establish Sarasota Urological Associates and has been in private practice since 1983. Dr. Demler is former Chief of Surgery at Doctor's Hospital of Sarasota.

         CHRISTINE L. JENNINGS, age 53, has served as President and Chief Executive Officer of the Company since May 1991 and of the Bank since September 1992 and has been engaged in the organization of the Company and the Bank since May 1990. From 1987 to 1990, Ms. Jennings served as Senior Vice President and Chief Lending Officer, as well as a director, of Liberty National Bank in Bradenton, Florida. From 1985 to 1987, she served as Vice President - Commercial Real Estate of NCNB National Bank of Florida in Sarasota/Tampa, Florida. From 1984 to 1985, Ms. Jennings served as Vice President of Southeast Bank. Prior to that, she served in various capacities with Huntington National Bank in Columbus, Ohio from 1970 to 1984. Ms. Jennings has 32 years of banking experience.

         SUSAN M. BAKER, age 42, served in the commercial lending and corporate banking department of NationsBank in Sarasota from 1985 to 1987 and served as a branch manager for NationsBank from 1983 to 1985. Mrs. Baker has served as an office administrator for the medical practice of her husband since 1987 and has been a partner in a family-owned real estate, lumber and insurance business since 1981. Mrs. Baker is also a certified financial planner.

         KENNETH H. BARR, age 58, served as part owner and general manager of Schenkel's Restaurant on Longboat Key, Florida from 1968 to 1994. Mr. Barr presently is a restauranteur.

         TIMOTHY J. CLARKE, age 54, has served as President of Clarke Advertising & Public Relations, Inc. since 1987. From 1985 to 1987, he served as Vice President of Advertising and Public Relations for Murray Industries.

         SUSAN K. FLYNN, age 37, has served as the Senior Vice President, Chief Financial Officer and Cashier of the Company and the Bank since 1995. From 1991 to 1995, Ms. Flynn served as the Vice President and Cashier of University State Bank in Tampa, Florida. Prior to that, Ms. Flynn served as the Assistant Branch Manager, the Consumer Loan Officer and the Compliance Officer for First Union National Bank in Tampa, Florida.

         EDWARD S. LEVI, age 74, is currently retired. Mr. Levi served as President and Chief Executive Officer of Samuel Levi & Company, Inc. a retail furniture business headquartered in Portsmouth, Ohio, from 1948 to 1988. Mr. Levi has been retired since 1988. Mr. Levi also served as a director of Bank One, N.A. in Portsmouth, Ohio from 1977 to 1988 and was a member of that bank's executive, personnel and compensation committees.

         SAM D. NORTON, age 39, is a partner in the law firm of Norton, Moran, Hammersley & Lopez, P.A. in Sarasota and has been engaged in private practice since 1988. Mr. Norton practices law in the area of real estate, general business law and lender representation. He also serves as a director of Surgical Safety Products, Inc.

         MICHAEL R. PENDER, JR., age 47, is a certified public accountant, and has been a partner of Cavanaugh & Co., CPAs, since 1979.

         A. DEAN PRATT, age 68, has been retired since 1985. Prior to his retirement, Mr. Pratt served as Chairman of the Board, President and Chief Executive Officer of First State Bank of Morrisonville in Morrisonville, Illinois from 1968 to 1984.

         PAUL D. THATCHER, age 50, has served as the Executive Vice President and Chief Lending Officer of the Company and the Bank since February 1994. From 1986 to 1994, Mr. Thatcher served as the Vice President, Credit Review for NationsBank in Tampa, Florida.

         GILBERT J. WELLMAN, age 77, has served as the Chairman of the Board of Directors of the Company since April 1996. Mr. Wellman served as President and Chief Executive Officer of Tower National Bank in Lima, Ohio from 1964 to 1983 and was the Organizing Chairman of that bank. From 1983 when the Bank was sold to BancOne Corporation until his retirement in 1987, Mr. Wellman served as Chairman and Chief Executive Officer of the BancOne subsidiary. Mr. Wellman was an insurance broker from 1988 until 1998.

         The Company is not subject to the requirements of Section 16 of the Securities Exchange Act of 1934, as amended.


ITEM 10. EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer for the years ended December 31, 1998, 1997 and 1996. No other executive officer's compensation exceeded $100,000 during 1998.

                           SUMMARY COMPENSATION TABLE

                                                           Annual Compensation
                                          ---------------------------------------------------
Name and Principal Position               Year                   Salary              Bonus
---------------------------               ----                   ------              -----
Christine L. Jennings                     1998                  $120,001           $30,000(1)
    President and                         1997                  $104,730           $26,250(2)
    Chief Executive Officer               1996                   $79,082           $20,500(3)

------------------------------
(1)     Earned in 1998 but paid in January 1999.
(2)     Earned in 1997 but paid in January 1998.
(3)     Earned in 1996 but paid in January 1997.

COMPENSATION OF DIRECTORS

        The Bank's outside directors are paid $400 per month plus $100 for each Board meeting attended, $100 for the first Committee meeting attended each month, and $50 for each meeting thereafter. Directors who are also executive officers of the Bank are not additionally compensated as members of the Bank's Board of Directors. Currently, the directors of the Company receive no compensation for their services, and no compensation is proposed to be paid to the Company's directors during 1999.

EMPLOYMENT AGREEMENT

        On June 1, 1998, the Company entered into an employment agreement with Christine L. Jennings, effective on January 1, 1998, pursuant to which she serves as President and Chief Executive Officer of the Company and the Bank. The agreement will expire on December 31, 2002.

STOCK OPTION PLAN

        On March 23, 1999, the Board of Directors approved the 1998 Stock Option Plan (the "Plan") to promote the Company's growth and success. Options may be granted under the Plan to the Company's directors, officers and employees as well as certain consultants and advisors. The Plan currently provides for the grant of incentive and non-qualified stock options to purchase up to 64,216 shares of Common Stock at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price of incentive stock options must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted. The options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options granted under the Plan typically vest over a period of four to five years. As of March 23, 1999, options to purchase 41,538 shares of Common Stock were outstanding pursuant to the Plan.

        No options were exercised by the Company's Chief Executive Officer during 1998. The following table presents certain information concerning grants of stock options to the Company's Chief Executive Officer under the Company's 1998 Stock Option Plan made during the year ended December 31, 1998.

                        Option Grants in Last Fiscal Year
                                Individual Grants

                                                          % of Total Options      Exercise
                                            Options           Granted to            Price
                                            Granted          Employees in          ($ Per           Expiration
Name                                          (#)            Fiscal Year           Share)              Date
----                                        -------          -----------           ------              ----
Christine L. Jennings                        3,285              18.26%             $10.00        December 31, 2002

        The following table presents information regarding the value of options held by the Company's Chief Executive Officer at December 31, 1998.

                          FISCAL YEAR END OPTION VALUES

                                                              Number of                 Value of Unexercised
                                                        Unexercised Options            in-the-Money Options
                                                         at Fiscal Year End              at Fiscal Year End
                   Name/Position                      Exercisable/Unexercisable      Exercisable/Unexercisable
                   -------------                      -------------------------      -------------------------
Christine L. Jennings
    President and Chief Executive Officer                   26,860/9,855                   94,010/34,493

----------------------
(1) Dollar values calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 1998 ($13.50) and the exercise price of such options. The fair market value of the Company's Common Stock was estimated based on the sales price of the Common Stock sold in recent private transactions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information as of March 8, 1999 with respect to ownership of the outstanding Common Stock of the Company by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group:


                                                                                          PERCENT OF
                                                 SHARES OF COMMON STOCK                  OUTSTANDING
NAME OF BENEFICIAL OWNER                         BENEFICIALLY OWNED (1)                     SHARES
------------------------                         ----------------------                     ------
Susan M. Baker                                           17,283                             3.09%
Kenneth H. Barr (2)                                      15,833                             2.83%
Timothy J. Clarke (3)                                     9,442                             1.69%
James W. Demler, M.D. (4)                                19,566                             3.41%
Christine L. Jennings (5)                                39,822                             6.80%
Edward S. Levi (6)                                       15,000                             2.68%
Sam D. Norton                                            10,919                             1.95%
Michael R. Pender, Jr. (7)                               10,300                             1.84%
A. Dean Pratt (8)                                        24,492                             4.30%
Gilbert J. Wellman (9)                                   95,779                            17.13%
Charles V. Wellman, M.D. (10)                            31,020                             5.55%
     All executive officers and directors               297,544                            47.60%(11)
        as a group (12 persons)

--------------------------------
(1) Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes warrants and options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 559,140 shares outstanding, except for certain parties who hold presently exercisable warrants or options to purchase shares. The percentages for those parties who hold presently exercisable warrants or options are based upon the sum of 559,140 shares plus the number of shares subject to presently exercisable warrants or options held by them, as indicated in the following notes. Except as otherwise indicated, the persons named in this table have a business address of One Sarasota Tower, Two North Tamiami Trail, Suite 100, Sarasota, Florida 34236.
(2) Includes 13,433 shares owned individually by Mr. Barr and 2,400 shares held by his individual retirement account.
(3) Includes 3,500 shares owned individually by Mr. Clarke and 5,942 shares held by a company he controls.
(4) Includes 2,500 shares owned individually by Dr. Demler, 2,000 shares held by his individual retirement account and 500 shares held by his spouse's individual retirement account. Includes 14,566 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.
(5) Includes 11,414 shares owned individually by Ms. Jennings and 1,548 shares held by her individual retirement account. In addition, amount includes 26,860 shares subject to presently exercisable stock options.
(6)  All 15,000 shares are held by Mr. Levi's individual retirement account.
(7) Includes 6,800 shares owned individually by Mr. Pender, 1,000 shares held by Mr. Pender's individual retirement account and 2,500 shares held by his spouse's individual retirement account.
(8) All 24,492 shares held in a revocable living trust of which Mr. Pratt is the trustee and a beneficiary. In addition, amount includes 9,832 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.
(9) Includes 55,779 shares held by a trust for which Mr. Wellman serves as trustee and 40,000 shares owned by Mr. Wellman's wife.
(10) Dr. Wellman's address is 2950 Sherbrooke Valley Court, Willoughby Hills, Ohio 44094.
(11) Includes 65,966 shares subject to presently-exercisable warrants or options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Sam D. Norton, a director of the Company, is an attorney in Sarasota, Florida and received from the Company legal fees during fiscal 1998 and 1997 totaling $16,500 and $11,400, respectively, for services rendered to the Company. Timothy J. Clarke, also a director of the Company, is owner of Clarke Advertising and Public Relations, to which the Company paid a total of $62,025 and $42,100 during 1998 and 1997, respectively, which includes costs passed through by other companies providing marketing services to the Company. Michael
R. Pender, Jr., another director of the Company, provided accounting services to the Company and received accounting fees during fiscal 1998 and 1997 totaling $3,965 and $2,350, respectively.

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

          *10.1            -   Shareholders Agreement dated April 29,  1991 by and among the Organizers of the Registrant (S-18).

           10.2            -   Employment  Agreement  dated January 1, 1998 between the  Registrant and
                               Christine L. Jennings.

          *10.3            -   Lease Agreement  dated June 3,  1991 between the Registrant and Theodore
                               C. Steffens,  Receiver  regarding  lease of office space in One Sarasota
                               Tower, Sarasota, Florida (S-18).

          *10.4            -   Ground Lease  Agreement  dated  November 30,  1993
                               between the Registrant and One Sarasota Tower, Inc. (1993 10-KSB).

           10.5            -   1998 Stock Option Plan.

           10.6            -   Form of Incentive Stock Option Agreement

          *21.1            -   Subsidiaries of the Registrant (1992 10-KSB).

           23.1            -   Consent of Saltmarsh, Cleaveland & Gund.

           27.1            -   Financial Data Schedule (for SEC use only).

        (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                SARASOTA BANCORPORATION, INC.



Dated: March 23, 1999           By: /s/ Christine L. Jennings
       ------------------           ----------------------------------------
                                    Christine L. Jennings
                                    Senior President and Chief Executive Officer
                                    (Principal Executive Officer)


Dated: March 23, 1999           By: /s/ Susan K. Flynn
       ------------------           ----------------------------------------
                                    Susan K. Flynn
                                    Senior Vice President and Cashier (Principal
                                    Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                                            Date
          ---------                                            ----

                                                                         , 1999
-----------------------------------                       ---------------
SUSAN M. BAKER
Class II Director


/s/ Kenneth H. Barr                                        March 23, 1999
-----------------------------------
KENNETH H. BARR
Class II Director

/s/ Timothy J. Clarke                                      March 23, 1999
-----------------------------------
TIMOTHY J. CLARKE
Class III Director



                       [SIGNATURES CONTINUED ON NEXT PAGE]

-----------------------------------                                      , 1999
JAMES W. DEMLER, M.D.                                      --------------
Chairman of the Board and
Class I Director

/s/ Christine L. Jennings
-----------------------------------                        March 23      , 1999
CHRISTINE L. JENNINGS                                      --------------
President, Chief Executive
Officer and Class III Director

/s/ Edward S. Levi
-----------------------------------                        March 23      , 1999
EDWARD S. LEVI                                             --------------
Class I Director

/s/ Sam D. Norton
-----------------------------------                        March 23      , 1999
SAM D. NORTON                                              --------------
Secretary and Class III Director

/s/ Michael R. Pender, Jr.
-----------------------------------                        March 23      , 1999
MICHAEL R. PENDER, JR.                                     --------------
Treasurer and Class III Director

/s/ A. Dean Pratt
-----------------------------------                        March 23      , 1999
A. DEAN PRATT                                              -------------
Class I Director

/s/ Gilbert J. Wellman
-----------------------------------                        March 23      , 1999
GILBERT J. WELLMAN                                         --------------
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

                                  EXHIBIT INDEX

        Exhibit No.                      Description of Exhibit
        -----------                      ----------------------

           10.2         -   Employment  Agreement  dated January 1, 1998 between
                            the  Registrant and Christine L. Jennings.

           10.5         -   1998 Stock Option Plan, dated March 23, 1999.

           10.6         -   Form of Incentive Stock Option Agreement

           23.1         -   Consent of Saltmarsh, Cleaveland & Gund.

           27.1         -   Financial Data Schedule (for SEC use only).