Form 10QSB
period 1999-03-31
SARASOTA BANCORPORATION INC / FL
filed 1999-05-13
CIK 875707

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
      March 31, 1999                                      33-41045


                          SARASOTA BANCORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Florida                                          65-0235255
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



                                 (941) 955-2626
                     --------------------------------------
                           (Issuer's telephone number)



                                 Not applicable
    ------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                          No
                      -------                          -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $.01 Par Value                         559,140
  -----------------------------------           -----------------------------
               Class                             Outstanding at May 8, 1998

Transitional Small Business Disclosure Format (Check One):

Yes               No    X
    -------          -------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)


ASSETS                                                                    MARCH 31, 1999       DECEMBER 31, 1998
-------------------------------------------                               --------------       -----------------

Cash and Due From Banks                                                    $  2,840,649             3,661,115
Federal Funds Sold                                                            9,260,000             1,605,000
Securities held to maturity                                                          --                    --
Securities available for sale                                                18,153,296            17,873,122
Loans (Net)                                                                  57,911,013            54,150,418
Accrued interest receivable                                                     508,862               478,024
Foreclosed real estate                                                           68,073                71,673
Furniture and equipment, net                                                    372,454               387,602
Deferred income taxes                                                           205,000               205,000
Other assets                                                                     31,985                33,521
                                                                           ------------          ------------

     TOTAL ASSETS:                                                         $ 89,351,332            78,465,475
                                                                           ============          ============




LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:

Demand deposits                                                            $ 10,283,665             9,139,666
NOW and money market deposits                                                23,557,585            12,729,289
Savings deposits                                                                922,774             1,162,127
Other time deposits                                                          41,551,726            43,462,020
                                                                           ------------          ------------
  Total deposits                                                             76,315,750            66,493,102
                                                                           ------------          ------------

Repurchase agreements                                                         4,041,760             2,897,485
Borrowed funds-FHLB                                                           2,000,000             2,000,000
Other deposits                                                                  112,555                33,650
Accrued interest payable                                                        169,710               136,301
Other liabilities                                                               305,789               654,087
                                                                           ------------          ------------

     TOTAL LIABILITIES:                                                      82,945,564            72,214,625

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 Par Value. Authorized 1,000,000 shares;
   None Issued or Outstanding                                                        --                    --
Common Stock, $.01 Par Value. Authorized 10,000,000 shares;
     Outstanding 536,861 shares                                                   5,591                 5,591
Additional Paid-In Capital                                                    5,588,928             5,588,928
Treasury stock, at cost                                                         (27,848)              (27,848)
Accumulated Deficit                                                             874,788               653,857
Net unrealized appreciation on available-for-sale securities (net)              (35,691)               30,322
                                                                           ------------          ------------

     TOTAL STOCKHOLDERS' EQUITY:                                              6,405,768             6,250,850
                                                                           ------------          ------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                           $ 89,351,332            78,465,475
                                                                           ============          ============

REFER TO NOTES TO THE FINANCIAL STATEMENTS.

                          SARASOTA BANCORPORATION, INC.
                                SARASOTA, FLORIDA

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                                                                 THREE MONTHS       THREE MONTHS
                                                                    ENDED              ENDED
                                                                   3/31/99            3/31/98
                                                                 ------------       ------------

INTEREST INCOME:

Interest and Fees on Loans                                        $1,396,030          1,052,524
Interest on Federal Funds Sold                                        78,152             50,759
Interest on Investment Securities                                    267,585            190,930
                                                                  ----------         ----------

     TOTAL INTEREST INCOME:                                        1,741,767          1,294,213

INTEREST EXPENSE:

Interest on Deposits                                                 765,422            614,184
Interest on Borrowings                                                14,319                 --
Interest on Repurchase agreements                                     35,624             13,115
                                                                  ----------         ----------


     TOTAL INTEREST EXPENSE:                                         815,365            627,299
                                                                  ----------         ----------

     NET INTEREST INCOME:                                            926,402            666,914

Provision For Possible Loan Losses                                    46,100             13,700
                                                                  ----------         ----------

     NET INTEREST INCOME (LOSS) AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES:                         880,302            653,214

OTHER OPERATING INCOME:

Service Charges on Deposit Accounts                                   41,317             25,936
Other Fees and Other Income                                           33,314             29,704
                                                                  ----------         ----------

     NET OTHER OPERATING INCOME:                                      74,631             55,640


OPERATING EXPENSES:

Salaries and employee benefits                                       241,890            204,537
Occupancy                                                            102,593             82,864
Data processing                                                       21,661             36,981
Professional Fees                                                     45,643             34,418
Other                                                                197,215            108,316
                                                                  ----------         ----------

     TOTAL OTHER OPERATING EXPENSES:                                 609,002            467,116
                                                                  ----------         ----------

     INCOME BEFORE TAXES                                             345,931            241,738

     PROVISION FOR TAXES                                             125,000             91,500
                                                                  ----------         ----------

     NET INCOME (LOSS)                                            $  220,931            150,238
                                                                  ==========         ==========


INCOME (LOSS) PER SHARE                                                 0.47               0.32
                                                                  ==========         ==========

REFER TO NOTES TO FINANCIAL STATEMENTS

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                                                                      THREE MONTHS          THREE MONTHS
                                                                         ENDED                 ENDED
                                                                        3/31/99               3/31/98
                                                                      ------------          ------------

CASH FLOWS FROM OPERATING ACTIVITY:

NET INCOME (LOSS)                                                     $    220,931               150,238
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH FLOWS FROM OPERATIONS:

Depreciation                                                                20,250                12,245
Amortization of Organizational Costs                                            --                    --
Provision for Loan Losses                                                   46,100                13,700
(Increase) Decrease in Accrued Interest Receivable                         (30,838)               41,382
(Increase) Decrease in Foreclosed real estate                                3,600                    --
(Increase) Decrease in Deferred income taxes                                    --               (35,296)
(Increase) Decrease in other assets                                          1,536               192,850
(Decrease) Increase in Repurchase agreements                             1,144,275               779,769
(Decrease) Increase in Accrued Interest Payable                             33,409                 5,781
(Decrease) Increase in other liabilities                                  (348,298)               67,725
                                                                      ------------          ------------

     NET CASH USED IN OPERATING ACTIVITIES:                              1,090,965             1,228,394
                                                                      ------------          ------------


CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities, Net                                    (346,187)            1,470,001
Purchase of furniture & equipment                                           (5,102)                   --
Increase in Loans, Net                                                  (3,806,695)           (5,259,504)
                                                                      ------------          ------------

NET CASH USED IN INVESTING ACTIVITIES:                                  (4,157,984)           (3,789,503)
                                                                      ------------          ------------


CASH FLOW FROM FINANCING ACTIVITIES:


Proceeds from directors stock warrants                                          --               653,610
Net Increase in Deposits                                                 9,901,553             5,540,309
                                                                      ------------          ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                               9,901,553             6,193,919
                                                                      ------------          ------------

NET INCREASE (DECREASE) IN CASH:                                         6,834,534             3,632,810

CASH AS BEGINNING OF PERIOD:                                             5,266,115             5,895,155
                                                                      ------------          ------------

CASH AT END OF PERIOD:                                                  12,100,649             9,527,965
                                                                      ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
    CASH PAID DURING THE PERIOD FOR INTEREST:                         $    815,365               627,299
                                                                      ============          ============

REFER TO NOTES TO THE FINANCIAL STATEMENTS

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY
                    Notes to Financial Statements (Unaudited)
                                 March 31, 1999

NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

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

         Investment Securities. As of March 31, 1999 no Investment Securities were carried as "Held to Maturity."

         Available for Sale Securities. As of March 31, 1999 the market value of "Available for Sale Securities" was $18,153,296.

         Organizational Costs. In accordance with FASB Statement No. 7, the Company and the subsidiary Bank capitalized all direct costs that were incurred in the expectation that they would generate future revenues and otherwise benefit periods after the Bank opened for business. These capitalized costs, or organizational costs, are amortized over a sixty-month period using the straight line method. As of March 31, 1999, there were no unamortized organizational costs.

         Profit (Loss) Per Share. Profit per share was $.47 for the quarter ended March 31, 1999 and may not be indicative of projected earnings (losses) for the year ending December 31, 1999.

         Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As of March 31, 1999, the provision for income taxes was $120,500.

         Statement of Cash Flows. The presentation of the statement of cash flows is condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.

NOTE 4 -  RELATED PARTIES

         One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the three months ended March 31, 1999 were $1,353. Another director provides advertising, printing and other miscellaneous services to the Company. The gross billings, which include costs passed through to other companies providing services to the Company, was $7,887 for the three months ended March 31, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.'s (the "Company") financial condition and results of operations as reflected in the Company's unaudited financial statements for the first quarter ended March 31, 1999.

RESULTS OF OPERATIONS

         The Company's net income for the first quarter of 1999 was $220,931, a 47.0% increase compared to $150,238 for the same period in 1998. Earnings per share increased to $0.47 in the first quarter of 1999 compared to $0.32 per share for the same period in 1998. The increase in net income is primarily attributable to a 32.6% increase in interest and fees on loans for the three-month period ended March 31, 1999. Interest on investment securities and on Federal Funds Sold also showed increases of 40.1% and 54.0%, respectively, for the three-month period ended March 31, 1999.

         Net interest income after the provision for loan losses for the first quarter of 1999 increased $227,088 or 34.8% to $880,302 from a balance of $653,214 for the first quarter of 1998. The increase in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 4.15% during the first quarter of 1999 compared to 4.42% for the first quarter of 1998. The net interest margin for the three months ended March 31, 1999 was 4.42% on average earning assets of $84,997,000. For the same period in 1998, the net interest margin was 4.26% on average earning assets of $60,873,900. The increase in net interest margin is reflective of growth in higher priced consumer loan accounts and lower priced deposits.

         Non-interest expense for the first quarter of 1999 increased $141,886, or 30.4%, as compared to the first quarter of 1998. This increase is primarily the result of increased employee salaries and benefits and loan servicing fees.

         Non-interest income decreased $18,991, or 34.1%, during the first quarter ended March 31, 1999 as compared to the same period in 1998. The decrease in non-interest income is attributable an increase in daily overdraft fees for demand deposit accounts.

FINANCIAL CONDITION

         For the three month period ended March 31, 1999, the Company experienced continued asset, loan and deposit growth. Total assets increased 12.2% to $89,351,332 for the three month period ended March 31, 1999 from $78,465,475 at December 31, 1998. This increase is primarily attributable to an increase in loans of approximately $3.8 million and an increase in Federal Funds Sold of approximately $7.6 million during this period.

         The allowance for loan loss provision for the first quarter of 1999 was $46,100 compared to $13,700 in the first quarter of 1998. The reserve balance for loan losses as of March 31, 1999 was $600,000 as compared to $507,300 at December 31, 1998. At March 31, 1999, the allowance for loan losses represented 1.03% of total loans outstanding. Management considers the allowance to be adequate based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

         Through the first quarter of 1999, there was one charged-off loan in the amount of $6,000 and recoveries totaled $2,350, or a net of .01% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was $256,055 or .44% of total outstanding loans as of March 31, 1999 compared to .02% of total outstanding loans as of the same period in 1998. At year ended December 31, 1998, non-performing loans were $270,900 or .50% of total loans outstanding. The non-performing loans are primarily consumer loans and all of the non-performing loans are fully secured. There were no other loans past due in excess of 90 days as of March 31, 1999.

CAPITAL ADEQUACY

         Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4.0% for core capital (tier 1 capital), 8.0% for total risk-based capital, and at least 3.0% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3.0% level. The Company's tier 1 risk-based capital ratio at March 31, 1999 was 10.47%, its total risk-based capital ratio was 11.45%, and its leverage ratio was 7.58%, well above the required minimums.

LIQUIDITY

         The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 73.80% at March 31, 1999, cash and due from banks of $2,840,649 and federal funds sold of $9,260,000, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

YEAR 2000

         A critical issue affecting companies that rely extensively on electronic data processing systems, such as the Company , is the Year 2000 issue. The Year 2000 issue has arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips may not deal appropriately with the year "00." This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

         The Bank uses a third-party vendor for processing its primary banking applications. During 1998, the company developed a plan to address the Year 2000 issue, conduct a comprehensive review of the Company's systems and ensure that the company takes any necessary measures. The company believes that its systems and those of the Bank are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. The Bank will complete its testing phase with its data processing vendor during the second quarter of 1999. All coding changes with the data processing vendor have been completed and are currently in use. The Bank does not believe that material expenditures will be necessary to implement any further modifications with its data processing vendor. As of March 31, 1999, the Company had spent approximately $25,000 to help ensure that its systems would be Year 2000 compliant. The Company's data processing vendor has assured the Company that its systems will be Year 2000 compliant well in advance of the Year 2000. The Company's contingency plans relative to Year 2000 issues have not been finalized. Management will develop and modify a "worst case scenario" contingency plan which will, among other things, anticipate that the Company's deposit customers will have increased demands for cash in the latter part of 1999. The plan also provides for copies of documents to be produced in case of equipment failure, utilization of security personnel in case of security equipment failure, manual posting of transactions, hiring of temporary additional personnel and telephone verification of information normally received by electronic means. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

                           PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

         (a)      The following exhibit is filed with this report:

                  Exhibit No.               Description
                  -----------               -----------

                     27.1                   Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SARASOTA BANCORPORATION, INC


Dated:  May 6, 1999           By: /s/ Christine L. Jennings
                                 -----------------------------------------------
                                    Christine L. Jennings
                                    President (Principal Executive Officer)



                              By: /s/ Susan K. Flynn
                                 -----------------------------------------------
                                    Susan K. Flynn
                                    Vice President and Chief Financial Officer
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