Form 10QSB
period 1999-06-30
SARASOTA BANCORPORATION INC / FL
filed 1999-08-16
CIK 875707

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
      June 30, 1999                                            33-41045


                         SARASOTA BANCORPORATION, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Florida                                            65-0235255
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


          Two North Tamiami Trail, Suite 100, Sarasota, Florida 34236
        ----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (941) 955-2626
               ----------------------------------------------------
                          (Issuer's telephone number)


                                 Not applicable
      --------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   [X]                 No    [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


   Common Stock, $.01 Par Value                         559,140
-----------------------------------        ------------------------------------
             Class                            Outstanding at August 10, 1999

Transitional Small Business Disclosure Format (Check One):

Yes [ ]     No   [X]

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1999 and December 31, 1998

                                   (UNAUDITED)

ASSETS                                                                  June 30, 1999    December 31, 1998
                                                                        -------------    -----------------

Cash and Due From Banks                                                 $  2,642,412          3,661,115
Federal Funds Sold                                                         3,030,000          1,605,000
Securities held to maturity                                                       --                 --
Securities available for sale                                             17,923,508         17,873,122
Loans (Net)                                                               66,011,868         54,150,418
Accrued interest receivable                                                  531,187            478,024
Foreclosed real estate                                                        64,473             71,673
Furniture and equipment, net                                                 370,625            387,602
Deferred income taxes                                                        205,000            205,000
Other assets                                                                  32,075             33,521
                                                                        ------------         ----------

     TOTAL ASSETS:                                                      $ 90,811,148         78,465,475
                                                                        ============         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Demand deposits                                                         $ 10,010,991          9,139,666
NOW and money market deposits                                             26,493,824         12,729,289
Savings deposits                                                             896,228          1,162,127
Other time deposits                                                       40,192,725         43,462,020
                                                                        ------------         ----------
  Total deposits                                                          77,593,768         66,493,102
                                                                        ------------         ----------

Repurchase agreements                                                      4,444,535          2,897,485
Borrowed funds-FHLB                                                        2,000,000          2,000,000
Other deposits                                                                57,715             33,650
Accrued interest payable                                                     171,002            136,301
Other liabilities                                                            385,443            654,087
                                                                        ------------         ----------

     TOTAL LIABILITIES:                                                   84,652,463         72,214,625

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 Par Value. Authorized 1,000,000 shares;
  None Issued or Outstanding                                                      --                 --
Common Stock, $.01 Par Value. Authorized 10,000,000 shares;
  Outstanding 536,861 shares                                                   5,591              5,591
Additional Paid-In Capital                                                 5,588,928          5,588,928
Treasury stock, at cost                                                      (27,848)           (27,848)
Retained earnings (deficit)                                                1,142,908            653,857
Net unrealized appreciation on available-for-sale securities (net)          (550,894)            30,322
                                                                        ------------         ----------

     TOTAL STOCKHOLDERS' EQUITY:                                           6,158,685          6,250,850
                                                                        ------------         ----------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                        $ 90,811,148         78,465,475
                                                                        ============         ==========

                          SARASOTA BANCORPORATION, INC.
                                SARASOTA, FLORIDA

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                   (UNAUDITED)

                                               THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                   ENDED           ENDED          ENDED           ENDED
                                                  6/30/99         6/30/98        6/30/99         6/30/98
                                                ----------      ----------      ----------      ----------

INTEREST INCOME:

Interest and Fees on Loans                      $1,571,621       1,180,285       2,967,651       2,232,809
Interest on Federal Funds Sold                      48,608          63,891         126,760         114,650
Interest on Investment Securities                  291,911         224,116         559,496         415,046
                                                ----------      ----------      ----------      ----------

     TOTAL INTEREST INCOME:                      1,912,140       1,468,292       3,653,907       2,762,505

INTEREST EXPENSE:

Interest on Deposits                               797,438         679,020       1,562,860       1,293,204
Interest on Borrowings                              24,524              --          38,843              --
Interest on Repurchase agreements                   46,028          19,588          81,652          32,703
                                                ----------      ----------      ----------      ----------


     TOTAL INTEREST EXPENSE:                       867,990         698,608       1,683,355       1,325,907
                                                ----------      ----------      ----------      ----------

     NET INTEREST INCOME:                        1,044,150         769,684       1,970,552       1,436,598

Provision For Possible Loan Losses                  78,000          19,000         124,100          32,700
                                                ----------      ----------      ----------      ----------

     NET INTEREST INCOME (LOSS) AFTER
       PROVISION FOR POSSIBLE LOAN LOSSES:         966,150         750,684       1,846,452       1,403,898

OTHER OPERATING INCOME:

Service Charges on Deposit Accounts                 55,643          26,874          96,960          52,810
Other Fees and Other Income                         48,184          30,533          81,498          60,237
                                                ----------      ----------      ----------      ----------

     NET OTHER OPERATING INCOME:                   103,827          57,407         178,458         113,047


OPERATING EXPENSES:

Salaries and employee benefits                     234,590         213,166         476,480         417,703
Occupancy                                           89,639          67,027         192,232         149,891
Data processing                                     47,745          33,908          69,406          70,889
Professional Fees                                   45,144          44,272          90,787          78,690
Other                                              224,239         148,618         421,454         256,934
                                                ----------      ----------      ----------      ----------

     TOTAL OTHER OPERATING EXPENSES:               641,357         506,991       1,250,359         974,107
                                                ----------      ----------      ----------      ----------

     INCOME BEFORE TAXES                           428,620         301,100         774,551         542,838

     PROVISION FOR TAXES                           160,500         113,500         285,500         205,000
                                                ----------      ----------      ----------      ----------

     NET INCOME (LOSS)                          $  268,120         187,600         489,051         337,838
                                                ==========      ==========      ==========      ==========


INCOME (LOSS) PER SHARE                               0.50            0.35            0.91            0.63
                                                ==========      ==========      ==========      ==========

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30,1998

                                   (UNAUDITED)

                                                         SIX MONTHS         SIX MONTHS
                                                            ENDED             ENDED
                                                           6/30/99           6/30/98
                                                        ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITY:

NET INCOME (LOSS)                                       $    489,051            337,838
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH FLOWS FROM OPERATIONS:

Depreciation                                                  31,602             24,490
Provision for Loan Losses                                    124,100             32,700
(Increase) Decrease in Accrued Interest Receivable           (53,163)           (65,314)
(Increase)Decreased in Foreclosed real estate                  7,200                 --
(Increase) Decrease in Deferred income taxes                      --            (35,296)
(Increase) Decrease in Other assets                            1,446            185,551
(Decrease)Increase in Repurchase agreements                1,547,050          1,645,963
(Decrease) Increase in Accrued Interest Payable               34,701             (2,393)
(Decrease) Increase in other liabilities                    (268,644)           201,029
                                                        ------------       ------------

     NET CASH USED IN OPERATING ACTIVITIES:                1,913,343          2,324,568
                                                        ------------       ------------


CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities, Net                      (631,602)        (1,796,787)
Purchase of furniture & equipment                            (14,625)            (8,564)
Increase in Loans, Net                                   (11,985,550)        (7,546,650)
                                                        ------------       ------------

NET CASH USED IN INVESTING ACTIVITIES:                   (12,631,777)        (9,352,001)
                                                        ------------       ------------


CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from directors stock warrants                            --            879,518
Net Increase in Deposits                                  11,124,731          5,969,424
                                                        ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                11,124,731          6,848,942
                                                        ------------       ------------

NET INCREASE (DECREASE) IN CASH:                             406,297           (178,491)

CASH AS BEGINNING OF PERIOD:                               5,266,115          5,895,155
                                                        ------------       ------------

CASH AT END OF PERIOD:                                     5,672,412          5,716,664
                                                        ============       ============

Supplemental Disclosure of Cash Flow Information -

    Cash Paid During The Period For Interest:           $  1,683,355          1,325,907
                                                        ============       ============

                         SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY
                   Notes to Financial Statements (Unaudited)
                                 June 30, 1999



NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1998.

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

         Investment Securities. As of June 30, 1999 no Investment Securities were carried as "Held to Maturity."

         Available for Sale Securities. As of June 30, 1999 the market value of "Available for Sale Securities" was $17,923,508.

         Organizational Costs. In accordance with FASB Statement No. 7, the Company and the subsidiary Bank capitalized all direct costs that were incurred in the expectation that they would generate future revenues and otherwise benefit periods after the subsidiary Bank opened for business. These capitalized costs, or organizational costs, are amortized over a sixty-month period using the straight line method. As of June 30, 1999, there were no unamortized organizational cost.

         Profit Per Share. Profit per share was $0.50 for the quarter ended June 30, 1999 and may not be indicative of projected earnings (losses) for the year ending December 31, 1999.

         Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As of June 30, 1999 the provision for taxes is $285,000.

         Statement of Cash Flows. The presentation of the statement of cash flows is condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.

NOTE 4 - RELATED PARTIES

         One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the six months ended June 30, 1999 was $3,898. This amount includes sums paid by the Bank to this firm as well as sums paid by bank customers and cost advances. Another director of the Company provides advertising, printing and other miscellaneous services to the Company. The gross billing, which includes costs passed through to other companies providing services to the Company, was $19,543 for the six months ended June 30, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.'s (the "Company") financial condition and results of operations as reflected in the Company's unaudited financial statements for the second quarter ended June 30, 1999.

RESULTS OF OPERATIONS

         The Company's net income for the second quarter of 1999 was $268,120, a 42.9% increase compared to $187,600 for the same period in 1998. Earnings per share increased to $0.50 in the second quarter of 1999 compared to $0.35 per share for the same period in 1998. Net income for the six months ended June 30, 1999 was $489,051 compared to $337,838 for the same period in 1998, an increase of $151,213 or 44.7%. The increases in net income are primarily attributable to a 33% increase in interest and fees on loans for both the three and six month periods ended June 30, 1999, respectively.

         Net interest income after provision for loan losses for the second quarter of 1999 increased $215,466 or 28.7% to $966,150 from a balance of $750,684 for the second quarter of 1998. Net interest income after provision for loan losses for the six months ended June 30, 1999 increased $442,554 or 31.5% to $1,846,452 from a balance of $1,403,898 for the same period in 1998. The increases in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 4.18% for the second quarter of 1999 compared to 4.43% for the second quarter of 1998. The net interest margin for the six months and three months ended June 30, 1999 was 4.58% and 4.73% on average earning assets of $85,785,645 and $87,704,409, respectively for the periods stated. For these same periods in 1998, the net interest margin was 4.36% and 4.33%, respectively, on average earning assets of $64,232,016 and $67,553,228, respectively. The increase in net interest margin is reflective of growth in higher priced consumer loan accounts and lower priced interest bearing liability accounts.

         Non-interest expense for the second quarter of 1999 increased $134,366 or 27% as compared to the second quarter of 1998. Non-interest expense increased $276,252 or 28% for the six month period ended June 30, 1999 as compared to the same period of 1998. This increase is primarily the result of increased loan servicing fees from the consumer loan portfolio.

         Non-interest income increased $46,420 or 81% during the second quarter ended June 30, 1999 as compared to the same period in 1998. Non-interest income also increased $65,411 or 58% for the six month period ended June 30, 1999 as compared to the same period in 1998. The increase in non-interest income is attributable to increased overdraft service fees on depository accounts.

FINANCIAL CONDITION

         For the six month period ended June 30, 1999, the Company experienced continued asset, loan and deposit growth. Total assets increased 27.2% to $99,811,148 for the six month period ended June 30, 1999 from $78,465,475 at December 31, 1998. This increase is primarily attributable to an increase in loans of approximately $12 million during this period. Federal Funds sold increased during the six months ended June 30, 1999 by $1.5 million during the period.

         The allowance for loan loss provision for the second quarter of 1999 was $78,000 compared to $19,000 in the second quarter of 1998. The reserve balance for loan losses as of June 30, 1999 was $672,548 as compared to $557,546 at December 31, 1998. At June 30, 1999, the allowance for loan losses represented 1.0% of total loans outstanding. Management considers the allowance to be adequate based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

         Through the second quarter of 1999, charged-off loans totaled $14,350 with recoveries of $5,252, or a net of .01% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was $247,000 or .37% as of June 30, 1999 compared to
 .01% as of the same period in 1998. As of the year ended December 31, 1998, non-performing loans were $271,000 or .50% of loans outstanding. The non-performing loans are primarily attributable to several consumer loans past due from 30 to 90 days. There were no accruing loans past due in excess of 90 days as of June 30, 1999.

CAPITAL ADEQUACY

         Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (tier 1), 8% for total risk-based capital, and at least 3% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company's tier 1 risk-based capital ratio at June 30, 1999 was 9.48%, its total risk-based capital ratio was 10.43%, and its leverage ratio was 7.89%.

LIQUIDITY

         The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 82.8% at June 30, 1999, cash and due from banks of $2,642,412 and federal funds sold of $3,030,000, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The 1999 Annual Meeting of Shareholders of the Company was held on April 20, 1999. At the meeting the following persons were elected as directors to serve for a term of three years and until their successors are elected and qualified: James W. Demler, M.D., Edward S. Levi, and A. Dean Pratt.

         The results of voting with respect to the election of directors were as follows:

                                               Votes                    Votes
                                                FOR                   WITHHELD
                                              -------                 --------
               James W. Demler, M.D.          373,011                     300
               Edward S. Levi                 373,011                     300
               A. Dean Pratt                  318,491                  54,820

         The following persons did not stand for reelection to the Board at the 1999 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Timothy J. Clarke Christine L. Jennings, Sam D. Norton, Michael
R. Pender, Jr., Susan M. Baker, Kenneth H. Barr and Gilbert J. Wellman.

         Also at the meeting, the shareholders approved the adoption of the 1998 Stock Option Plan. The results of voting with respect to the adoption of the 1998 Stock Option Plan were as follows:

                  Votes                         Votes                   Votes
                   FOR                         AGAINST                ABSTAINING
                 -------                       -------                ----------

                 332,191                        32,320                   8,800

         No other matters were presented or voted for at the Annual Meeting.

Item 6.     Exhibits and Reports on Form 8-K

    (a)  The following exhibit is filed with this report:

         Exhibit No.     Description
         -----------     -----------

                 27      Financial Data Schedule (for SEC use only)

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SARASOTA BANCORPORATION, INC



Dated:   August 12, 1999      By:  /s/ Christine L. Jennings
                                 ----------------------------------------------
                                   Christine L. Jennings
                                   President (Principal Executive Officer)



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