Form 10QSB
period 1999-09-30
SARASOTA BANCORPORATION INC / FL
filed 1999-11-15
CIK 875707

              This revision printed on November 10, 1999 (1:32PM)
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
   September 30, 1999                                       33-41045


                         SARASOTA BANCORPORATION, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


     Florida                                                 65-0235255
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


          Two North Tamiami Trail, Suite 100, Sarasota, Florida 34236
        ---------------------------------------------------------------
                    (Address of principal executive offices)


                                 (941) 955-2626
           ---------------------------------------------------------
                          (Issuer's telephone number)


                                 Not applicable
        ---------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  [x]                 No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Common Stock, $.01 Par Value             559,140
        ---------------------------------    --------------------------------
                   Class                     Outstanding at November 10, 1999

Transitional Small Business Disclosure Format (Check One):

Yes  [ ]       No  [X]

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)



ASSETS                                                              SEPTEMBER 30, 1999    DECEMBER 31, 1998
--------------------------------------------------------            ------------------    -----------------

Cash and Due From Banks                                                 $  2,512,085          3,661,115
Federal Funds Sold                                                         4,670,000          1,605,000
Securities held to maturity                                                       --                 --
Securities available for sale                                             16,772,113         17,873,122
Loans (Net)                                                               69,541,385         54,150,418
Accrued interest receivable                                                  552,905            478,024
Accounts receivable-employee stock purchase                                   24,077                 --
Foreclosed real estate                                                        60,873             71,673
Furniture and equipment,net                                                  378,874            387,602
Deferred income taxes                                                        276,000            205,000
Other assets                                                                  44,958             33,521
                                                                        ------------       ------------

     TOTAL ASSETS:                                                      $ 94,833,270         78,465,475
                                                                        ============       ============



LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------


LIABILITIES:

Demand deposits                                                         $  8,672,550          9,139,666
NOW and money market deposits                                             29,233,295         12,729,289
Savings deposits                                                             913,005          1,162,127
Other time deposits                                                       43,885,508         43,462,020
                                                                        ------------       ------------
  Total deposits                                                          82,704,358         66,493,102
                                                                        ------------       ------------

Repurchase agreements                                                      3,216,219          2,897,485
Borrowed funds-FHLB                                                        2,000,000          2,000,000
Other deposits                                                                21,874             33,650
Accrued interest payable                                                     186,501            136,301
Other liabilities                                                            320,352            654,087
                                                                        ------------       ------------

     TOTAL LIABILITIES:                                                   88,449,304         72,214,625

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 Par Value.  Authorized 1,000,000 shares;
   None Issued or Outstanding                                                     --                 --
Common Stock, $.01 Par Value.  Authorized 10,000,000 shares;
     Outstanding 536,861 shares                                                5,591              5,591
Additional Paid-In Capital                                                 5,588,928          5,588,928
Treasury stock, at cost                                                           --            (27,848)
Retained earnings (deficit)                                                1,417,308            653,857
Net unrealized appreciation on available-for-sale securities (net)          (627,861)            30,322
                                                                        ------------       ------------

     TOTAL STOCKHOLDERS' EQUITY:                                           6,383,966          6,250,850
                                                                        ------------       ------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                        $ 94,833,270         78,465,475
                                                                        ============       ============

REFER TO NOTES TO THE FINANCIAL STATEMENTS

                         SARASOTA BANCORPORATION, INC.
                               SARASOTA, FLORIDA

                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                                    THREE MONTHS     THREE MONTHS     NINE MONTHS     NINE MONTHS
                                                       ENDED            ENDED            ENDED            ENDED
                                                      9/30/99          9/30/98          9/30/99          9/30/98
                                                    -----------      ------------      ----------       ---------

INTEREST INCOME:

Interest and Fees on Loans                          $ 1,718,951       1,249,264        4,686,602        3,482,073
Interest on Federal Funds Sold                           50,489          57,988          177,249          172,638
Interest on Investment Securities                       272,722         249,591          832,218          664,637
                                                    -----------       ---------        ---------        ---------

     TOTAL INTEREST INCOME:                           2,042,162       1,556,843        5,696,069        4,319,348

INTEREST EXPENSE:

Interest on Deposits                                    878,974         719,244        2,441,834        2,012,448
Interest on Borrowings                                   16,809              --           55,652               --
Interest on Repurchase agreements                        39,078          32,425          120,730           65,128
                                                    -----------       ---------        ---------        ---------


     TOTAL INTEREST EXPENSE:                            934,861         751,669        2,618,216        2,077,576
                                                    -----------       ---------        ---------        ---------

     NET INTEREST INCOME:                             1,107,301         805,174        3,077,853        2,241,772

Provision For Possible Loan Losses                      100,000          35,000          224,100           67,700
                                                    -----------       ---------        ---------        ---------

     NET INTEREST INCOME (LOSS) AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES:          1,007,301         770,174        2,853,753        2,174,072

OTHER OPERATING INCOME:
Service Charges on Deposit Accounts                      67,235          41,609          164,195           94,419
Other Fees and Other Income                              47,710          39,323          129,208           99,560
                                                    -----------       ---------        ---------        ---------

     NET OTHER OPERATING INCOME:                        114,945          80,932          293,403          193,979


OPERATING EXPENSES:
Salaries and employee benefits                          239,956         219,401          716,436          637,104
Occupancy                                                98,792          93,085          291,024          242,976
Data processing                                          43,955          34,473          113,361          105,362
Professional Fees                                        41,438          38,428          132,225          117,118
Other                                                   261,088         132,321          682,542          389,255
                                                    -----------       ---------        ---------        ---------

     TOTAL OTHER OPERATING EXPENSES:                    685,229         517,708        1,935,588        1,491,815
                                                    -----------       ---------        ---------        ---------

     INCOME BEFORE TAXES                                437,017         333,398        1,211,568          876,236

     PROVISION FOR TAXES                                162,617         127,379          448,117          332,379
                                                    -----------       ---------        ---------        ---------

     NET INCOME (LOSS)                              $   274,400         206,019          763,451          543,857
                                                    ===========       =========        =========        =========


INCOME (LOSS) PER SHARE                                    0.51            0.38             1.42             1.01
                                                    ===========       =========        =========        =========

REFER TO NOTES TO THE FINANCIAL STATEMENTS

                         SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                                  (UNAUDITED)

                                                                         NINE MONTHS       NINE MONTHS
                                                                            ENDED             ENDED
                                                                           9/30/99           9/30/98
                                                                           -------           -------

CASH FLOWS FROM OPERATING ACTIVITY:

NET INCOME (LOSS)                                                        $    763,451          543,857
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH FLOWS FROM OPERATIONS:

Depreciation                                                                   40,807           38,734
Provision for Loan Losses                                                     224,100           67,700
(Increase) Decrease in Accrued Interest Receivable                            (74,881)        (135,550)
(Increase) Decrease in A/R-employee stock purchase                            (24,077)              --
(Increase) Decreased in Foreclosed real estate                                 10,800          (21,742)
(Increase) Decrease in Deferred income taxes                                  (71,000)         (35,296)
(Increase) Decrease in Other assets                                           (11,437)         172,852
(Decrease) Increase in Repurchase agreements                                  318,734        2,494,964
(Decrease) Increase in Accrued Interest Payable                                50,200           19,533
(Decrease) Increase in other liabilities                                     (345,511)         380,734
                                                                         ------------     ------------

     NET CASH USED IN OPERATING ACTIVITIES:                                   881,186        3,525,786
                                                                         ------------     ------------


CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities, Net                                        442,826       (3,615,360)
Purchase of furniture & equipment                                             (32,079)          (9,030)
Increase in Loans, Net                                                    (15,615,067)     (11,631,488)
                                                                         ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES:                                    (15,204,320)     (15,255,878)
                                                                         ------------     ------------


CASH FLOW FROM FINANCING ACTIVITIES:


Proceeds from directors stock warrants                                             --          879,518
(Purchase) Redemption of Treasury Stock                                        27,848           (6,750)
Net Increase in Deposits                                                   16,211,256        8,552,128
                                                                         ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                                 16,239,104        9,424,896
                                                                         ------------     ------------

NET INCREASE (DECREASE) IN CASH:                                            1,915,970       (2,305,196)

CASH AS BEGINNING OF PERIOD:                                                5,266,115        5,895,155
                                                                         ------------     ------------

CASH AT END OF PERIOD:                                                      7,182,085        3,589,959
                                                                         ============     ============

Supplemental Disclosure of Cash Flow Information -
    Cash Paid During The Period For Interest:                            $  2,618,216        2,077,576
                                                                         ============     ============

REFER TO NOTES TO THE FINANCIAL STATEMENTS

                         SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Financial Statements (Unaudited)



                               September 30, 1999



NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to form 10-Q-SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1998.


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

         Investment Securities. As of September 30, 1999 no Investment Securities are carried as "Held to Maturity".

         Available for Sale Securities: As of September 30, 1999 the market value of "Available for sale Securities" is $16,772,113.

         Organizational Costs. In accordance with FASB Statement No. 7, the Company and the subsidiary Bank capitalized all direct costs that were incurred in the expectation that they would general future revenues and otherwise benefit periods after the subsidiary Bank opened for business. These capitalized costs, or organizational costs, are amortized over a sixty-month period using the straight line method. As of September 30, 1999 there are no unamortized organizational costs.


        Income Per Share. Income per share of $.51 for the quarter ended September 30, 1999 may not be indicative of projected earnings (losses) for the year ending December 31, 1999.


         Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As of September 30, 1999 the provision for taxes is $448,117.

         Statement of Cash Flows. The presentation of the statement of cash flows in condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.


NOTE 4 -  RELATED PARTIES


         One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the nine months ended September 30, 1999 was $ 6,090. Another director provides advertising, printing and other miscellaneous services to the Company. The gross billings, which includes costs passed through to other companies providing services to the Company, was $27,956 for the nine months ended September 30, 1999. Another director provides accounting services for the Company. Fees for these services for the nine months ended September 30, 1999 were $1,450.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS




                  The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.'s (the "Company") financial condition and results of operations reflected in the Company's unaudited financial statements for the third quarter ended September 30, 1999.

RESULTS OF OPERATIONS

                  The Company's net income for the third quarter of 1999 was $274,400, a 33.2% increase compared to $206,019 for the same period in 1998. Earnings per share increased to .51 in the third quarter of 1999 compared to
 .38 per share for the same period in 1998. Net income for the nine months ended September 30, 1999 was $763,451 compared to $543,857 for the same period in 1998, an increase of 219,594 or 40.4%. The increase in net income for the third quarter was attributable to an increase in the interest and fees on loans of $469,700 compared to the same period in 1998. The increase in net income for the nine month period ended September 30, 1999 was primarily attributable to a $1,204,500 or a 34.6% increase in interest and fees on loans.

                  Net interest income after provision for loan losses for the third quarter of 1999 increased $237,127 or 30.8% to $1,007,301 from a balance of $770,174 for the third quarter of 1998. Net interest income after provision for loan losses for the nine months ended September 30, 1999 increased $679,681 or 31.3% to $2,853,753 from a balance of $2,174,072 for the same period in 1998. The increase in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 4.23% for the third quarter of 1999 compared to 4.47% for the third quarter of 1998. The net interest margin for the nine month period ended September 30, 1999 was 4.65% on average earning assets of $87,800,000. For the same period in 1998, the net interest margin was 4.38% on average earning assets of $72,237,000. The increase in net interest margin is reflective of growth in higher priced consumer loan accounts and an increase in lower priced consumer deposit accounts.

                  Non-interest expense for the third quarter of 1999 increased $167,500 or 32.4% as compared to the third quarter of 1998. Non-interest expense increased $443,800 or 29.7% for the nine month period ended September 30, 1999 as compared to the same period of 1998. This increase is primarily the result of increased employee salaries and benefits and loan servicing fees.

                  Non-interest income increased $34,000 or 42.0% during the third quarter ended September 30, 1999 as compared to the same period in 1998. Non-interest income also increased $99,400 or 51.3% for the nine month period ended September 30, 1999 as compared to the same period in 1998. The increase in non-interest income is attributable to a increased fee income on deposit accounts.

MANAGEMENT
PAGE 2


FINANCIAL CONDITION

                  For the nine month period ended September 30, 1999, the company experienced continued asset, loan and deposit growth. Total assets increased 20.9% to $94,833,300 for the nine month period ended September 30, 1999 from 78,465,500 at December 31, 1998. This increase is primarily attributable to an increase in loans of approximately $15.4 million during the period.

                  The allowance for loan loss provision for the third quarter of 1999 was $100,000 compared to $35,000 in the third quarter of 1998. The reserve balance for loan losses as of September 30, 1999 was $794,900 as compared to $521,600 at December 31, 1998. At September 30, 1999, the allowance for loan losses represented 1.09% of total loans outstanding. Management considers the allowance to be adequate based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

                  Through the third quarter of 1999, charged-off loans totaled $24,000 with recoveries of $7,200 or a net of 0.02 percent of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was $207,000 or 0.29% as of September 30, 1999 compared to 1.95% as of the same period in 1998. At year ended December 31, 1998, non-performing loans were $271,000 or .50% of loans outstanding. The non-performing loans are primarily attributable to several consumer loans past due from 30 to 90 days. There were no accruing loans past due in excess of 90 days as of September 30, 1999.

CAPITAL ADEQUACY

                  Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (tier 1), 8% for total risk-based capital, and at least 3% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company's tier 1 risk-based capital ratio at September 30, 1999 was 9.23%, its total risk-based capital ratio was 10.25%, and its leverage ratio was 7.47%.

LIQUIDITY

                  The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 82.0% at September 30, 1999, cash and due from banks of $2,512,100 and federal funds sold of $4,670,000, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

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

During 1999, the Company developed a plan to address the Year 2000 issue, and conducted a comprehensive review of the Bank's internal and external systems to ensure that the Company and the Bank take any necessary measures to address the Year 2000 problem, including detailed analysis and review of all of the Company's and the Bank's computer operating systems. The plan incorporated guidelines set forth by the OCC, FRB, and the FFIEC. The Company and the Bank believe that their systems are currently Year 2000 compliant and do not believe that material expenditures will be necessary to implement any further modifications. As of September 30, 1999 the Bank had spent approximately $14,000 to help ensure that its systems would be Year 2000 compliant.

The Bank uses a third-party vendor (the "Vendor) for processing its primary banking applications. The Bank completed its "testing" phase with the Vendor during the second quarter of 1999. As of September 30, 1999,all of the necessary "coding changes" required to communicate properly with the Vendor have been completed and are currently in use by the Bank. The Bank does not believe that any further material expenditures will be necessary to implement any further modifications required or requested by or for the Vendor. As of September 30, 1999, the Vendor has assured the Company and the Bank that the Vendor's computer operating systems will be Year 2000 compliant well in advance of the Year 2000. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Bank's systems rely will not encounter any difficulties beginning January, 2000. To help offset this possibility, the Vendor has developed contingency plans that should allow the Vendor to provide service to the Bank in the event of a year 2000-related crisis. To supplement the Vendor's plan, the Company and the Bank have developed a contingency plan with a focus on manual processing of accounts; such a process will enable the Bank's customers to be served in the event of a Year 2000-related crisis. The Bank and Company plan also provides for copies of documents to be produced in case of equipment failure, utilization of security personnel in case of security equipment failure, manual posting of transactions, hiring of temporary additional personnel and telephone verification of information normally received by electronic means.

                  The Bank also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of its loan portfolio solely due to this issue. All material relationships have been identified to assess the inherent risks. The Bank continues to work on a one-for-one basis with any borrower who has been identified as having high Year 2000-risk exposure.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

                  The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made form time to time by, or on behalf of, the Company.










                           PART II. OTHER INFORMATION





Item 6.     Exhibits and Reports on Form 8-K.
------      --------------------------------
      (A)   The following exhibit is filed with this report:

            Exhibit No.            Description
            ----------             -----------
                27                 Financial Data Schedule (for SEC use only)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  SARASOTA BANCORPORATION, INC



Dated: November 10th, 1999        By: /s/ Christine L. Jennings
                                      --------------------------------------
                                          Christine L. Jennings
                                  President (Principal Executive Officer)




                                  By: /s/ Susan K. Flynn
                                      ---------------------------------------
                                          Susan K. Flynn
                                  Vice President and Chief Financial Officer
                                  (Principal financial and Accounting Officer)

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

           (a) Exhibits.
               27        Financial Data Schedule (for SEC use only)

           (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1999.