Form 10KSB
period 1999-12-31
SARASOTA BANCORPORATION INC / FL
filed 2000-03-30
CIK 875707

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended           December 31, 1999
                                   -------------------------------------

                                       OR

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
        For the transition period from _______________ to ____________________


                         Commission file number 33-41045
                                                --------

                          SARASOTA BANCORPORATION, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                  Florida                                65-0235255
----------------------------------------    ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

Two North Tamiami Trail, Suite 100, Sarasota, Florida             34236
-----------------------------------------------------     ----------------------
   (Address of principal executive offices)                      (Zip Code)

                                 (941) 955-2626
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

                                                          Name of each exchange
Title of each class                                       on which registered
-------------------                                       ----------------------

      none                                                          none
-------------------                                       ----------------------

Securities registered under Section 12(g) of the Exchange Act:

                                      none
        --------------------------------------------------------
                                 Title of class

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

     Issuer's revenues for its most recent fiscal year:    $7,747,095
                                                        -------------

     Aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 15, 2000:*

                        $3,957,738         (322,554  shares)
     ---------------------------------------------------------------------------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                            559,140       as of March 15, 2000
     ---------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):
Yes           No    X
    -----        ----

* As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the book value of the Common Stock of the Registrant at December 31, 1999. For the purpose of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

        Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2000 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Market Area and Competition

        The primary service area ("PSA") for the Bank encompasses approximately fifteen square miles in and around Sarasota, Florida, and includes Bird Key, St. Armand and Lido Key, which lie just off the coast of the City of Sarasota. In addition, the Bank services customers outside the Bank's PSA, but within other parts of Sarasota County. Competition among financial institutions in this area is intense. There are 102 banking offices and 16 offices of savings and loan associations within the PSA of the Bank. Most of these offices are branches of or are affiliated with major bank holding companies.

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

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

        The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 1999 and 1998. This presentation includes all major categories of interest- earning assets and interest-bearing liabilities:

                           AVERAGE CONSOLIDATED ASSETS


                                                                            Year Ended             Year Ended
                                                                        December 31, 1999      December 31, 1998
                                                                        -----------------      -----------------
Cash and due from banks.........................................           $  3,151,723           $  2,511,438
Taxable securities..............................................             16,651,146             15,418,296
Tax exempt securities...........................................              1,027,914                      0
Federal funds sold..............................................              4,650,395              3,916,915
Net loans.......................................................             63,912,665             47,378,278
                                                                             ----------             ----------
     Total earning assets.......................................             89,393,843             69,224,927
Other assets....................................................              1,198,799              1,126,590
                                                                              ---------              ---------
     Total assets...............................................           $ 90,592,642           $ 70,351,517
                                                                            ===========             ==========



            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          Year Ended               Year Ended
                                                                      December 31, 1999        December 31, 1998
                                                                      -----------------        -----------------
Non interest-bearing deposits..............................              $  9,854,934            $   8,649,340
NOW and money market deposits..............................                24,351,326               14,262,465
Savings deposits...........................................                   940,740                  958,847
Time deposits..............................................                43,231,332               38,306,561
Repurchase agreements......................................                 3,359,901                2,057,791
Other liabilities..........................................                 2,513,477                  481,934
                                                                            ---------             ------------
  Total liabilities........................................                84,251,710               64,716,938
Stockholders' equity.......................................                 6,340,932                5,634,579
                                                                            ---------              -----------
  Total liabilities and stockholders' equity...............              $ 90,592,642            $  70,351,517
                                                                          ===========               ==========


     The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:


                                                                          Year Ended December 31, 1999
                                                                         -----------------------------
                                                                        Average               Interest      Average
                         Assets                                          Amount                Earned        Yield
                        --------                                         ------               --------      ------
Taxable securities......................................             $16,651,146           $ 1,032,095       6.20%
Tax-exempt securities...................................               1,027,914                83,836       8.16%
                                                                       ---------                ------       -----
 Total securities.......................................              17,679,060             1,115,933       6.31%
Federal funds sold......................................               4,650,395               230,970       4.97%
Net loans...............................................              63,912,665             6,011,268 (1)   9.41%
                                                                      ----------             ---------
  Total earning assets..................................             $86,242,120            $7,358,171       8.53%
                                                                      ==========             =========       ====

                                                                        Average               Interest      Average
                       Liabilities                                       Amount                Paid        Rate Paid
                       -----------                                       ------               --------     ---------
NOW and money market deposits...........................             $24,351,326            $1,028,669       4.22%
Savings deposits........................................                 940,740                12,567       1.34%
Time deposits...........................................              43,227,615             2,320,988       5.37%
Repurchase agreements...................................               3,359,901               150,214       4.47%
Other interest-bearing liabilities......................               1,934,246                93,404       4.83%
                                                                     -----------            ----------
  Total interest-bearing liabilities....................             $73,813,828            $3,605,842       4.89%
                                                                      ==========             =========       ====
Net yield on earning assets.............................                                                     4.35%
                                                                                                             ====
----------------------------

(1) Interest earned on net loans includes $266,825 in loan fees and loan service fees for 1999.






                                                                                    Year Ended December 31, 1998
                                                                                    -----------------------------
                                                                        Average               Interest              Average
                         Assets                                         Amount                Earned                 Yield
                        --------                                        ------                --------              ------
Taxable securities.......................................            $15,418,296           $   918,394                5.96%
Tax-exempt securities....................................                      0                     0                   -
                                                                     -----------             ---------                ----
  Total Securities.......................................             15,418,296               918,394                5.96%
Federal funds sold.......................................              3,916,915               212,040                5.41%
Net loans (before allowance).............................             47,378,278             4,606,255(1)             9.72%
                                                                     -----------             ---------                ----
  Total earning assets...................................            $66,713,489            $5,736,689                8.60%
                                                                     ===========             =========                ====

                       Liabilities                                     Average               Interest                Average
                       -----------                                      Amount                  Paid                Rate Paid
                                                                       -------               --------               ---------
NOW and money market deposits............................            $14,262,465           $   515,769                3.62%
Savings deposits.........................................                958,847                19,154                2.00%
Time deposits............................................             38,298,989             2,204,302                5.76%
Repurchase agreements....................................              2,057,791                98,441                4.78%
Other interest-bearing liabilities.......................                154,136                 1,913                1.24%
                                                                   -------------           -----------                ----
  Total interest-bearing liabilities.....................            $55,732,228            $2,839,579                5.10%
                                                                      ==========             =========                ====
Net yield on earning assets..............................                                                             4.34%
                                                                                                                      ====

-----------------------

(1) Interest earned on net loans includes $ 196,242 in loan fees and loan service fees for 1998.

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




                                                                         Year Ended December 31, 1999
                                                                                 compared with
                                                                         Year Ended December 31, 1998
                                                                          Increase (decrease) due to:
                                                                         ----------------------------
                                                                      Volume           Rate              Total
                                                                    ---------       ---------         ----------
Interest earned on:
  Taxable securities.........................................       $  75,412       $  38,289        $   113,701
  Tax-exempt securities......................................          83,838               0             83,838
  Federal funds sold.........................................          33,847         (14,917)            18,930
  Net loans..................................................       1,549,736        (144,723)         1,405,013
                                                                    ---------       ---------          ---------
Total interest income........................................       1,742,833        (121,351)         1,621,482
                                                                    ---------       ---------
Interest paid on:
   NOW and money market deposits.............................         414,402          98,498            512,900
  Savings deposits...........................................           (355)          (6,232)            (6,587)
  Time deposits..............................................         243,877         127,191)           116,686
  Repurchase agreements......................................          57,744          (5,971)            51,773
   Other interest bearing liabilities........................          73,175          18,316             91,491
                                                                       ------       ---------           --------
Total interest expense.......................................         788,842         (22,579)           766,263
                                                                      -------       ---------           --------
Change in net interest income................................       $ 953,991       $ (98,772)       $   855,219
                                                                     ========       =========           ========




                                                                         Year Ended December 31, 1998
                                                                                 compared with
                                                                         Year Ended December 31, 1997
                                                                          Increase (decrease) due to:
                                                                         ----------------------------

                                                                      Volume            Rate           Total
                                                                      ------            ----           -----
Interest earned on:
  Taxable securities.........................................      $  169,656       $ (46,691)     $   122,965
  Tax-exempt securities......................................               0               0                0
  Federal funds sold.........................................           8,219           2,707           10,926
  Net loans..................................................       1,170,733          62,222        1,232,955
                                                                   ----------       ---------        ---------
Total interest income........................................       1,348,608          18,238        1,366,846
                                                                   ----------       ---------        ---------
Interest paid on:
   NOW and money market deposits.............................         150,831          31,388          182,219
  Savings deposits...........................................           3,148              23            3,171
  Time deposits..............................................         451,957           4,818          456,775
  Repurchase agreements......................................          38,019          (1,698)          36,321
  Other interest bearing liabilities.........................           1,569             205            1,774
                                                                   ----------       ---------        ---------
Total interest expense.......................................         645,524          34,736          680,260
                                                                   ----------       ---------        ---------
Change in net interest income................................      $  703,084       $ (16,498)     $   686,586
                                                                   ==========       =========        =========


Deposits

       The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, NOW accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like. The Bank also offers its commercial customers a courier service for picking up and delivering deposits to the Bank.

       The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                                                            Year Ended                           Year Ended
                                                         December 31, 1999                    December 31, 1998
                                                         -----------------                    -----------------
                                                       Average         Average               Average      Average
                Deposit Category                       Amount         Rate Paid              Amount      Rate Paid
                ----------------                       ------         ---------              ------      ---------
Non interest-bearing demand deposits.............       $ 9,854,934      N/A             $  8,649,340       N/A
NOW and money market deposits....................        24,351,326     4.23%              14,262,465     3.62%
Savings deposits.................................           940,740     1.33%                 958,847     2.00%
Time deposits....................................        43,231,332     5.37%              38,306,561     5.76%
Repurchase agreements............................         3,359,901     4.47%               2,057,791     4.78%
Other interest-bearing liabilities...............         1,934,246     4.83%                 154,137     1.24%


       The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1999:

                   Time Certificates
                      of Deposit
                   -----------------
3 months or less.....................       $ 2,779,989
3 to 6 months........................           422,084
6 to 12 months.......................         8,237,105
Over 12 months.......................           638,834
                                            -----------
Total................................       $12,078,012
                                            ===========

Loan Portfolio

        The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. As of December 31, 1999, the Bank had a legal lending limit for unsecured loans of up to $1,020,000 to any one person. See "--Supervision and Regulation."

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

        The Bank's officers thoroughly document the purpose of each loan and the borrowers' ability to repay before the loans are disbursed. The documentation for most loans is reviewed by either the President or the Executive Vice President of the Bank before disbursement. All unsecured loans in excess of $200,000 and all secured loans in excess of $500,000 (to any single borrower or group of related borrowers) require approval of the Bank's Loan Committee (comprised of four outside directors) as well as concurrence of both the President and the Executive Vice President before disbursement. Total borrowings by any party or group of related parties is normally limited to $1,500,000. Larger loans are made when participating banks accept the excess loan balances without recourse against the Bank. The Bank has engaged an independent company to perform annually a review of its loan portfolio.

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

        The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 1999 and 1998 and the total amount of all loans for such periods:


                          Type of Loan                                   Amount            Amount

                                                                          1999              1998
                                                                          ----              ----
  Commercial, financial and agricultural........................       $10,002,808        $ 9,409,815
  Real estate-mortgage and equity...............................        44,939,924         32,797,439
  Installment and other loans to individuals....................        17,644,968         12,627,398
                                                                      ------------        -----------
  Subtotal......................................................        72,587,700         54,834,652
                                                                      ------------        -----------
Less: deferred loan fees........................................          (156,018)         (125,288)
  Allowance for possible loan losses............................          (773,526)         (557,546)
                                                                      ------------        -----------
Total (net of allowance)........................................       $71,658,156        $54,151,818
                                                                      ============        ===========

        The following is a presentation of an analysis of maturities of loans as of December 31, 1999:


                                                           Due in 1    Due after 1 to     Due After
                    Type of Loan                         year or less      5 Years         5 Years        Total
                    ------------                        -------------  --------------   ------------     ----------
Commercial, financial and agricultural..............      $ 7,699,801    $ 1,458,006    $   845,001     $10,002,808
Real estate-mortgage and equity......................      13,428,216     18,616,531     12,895,177      44,939,924
Installment and other loans to individuals...........       1,099,310     15,088,726      1,456,932      17,644,968
                                                          -----------     ----------    -----------     -----------
Total................................................     $22,227,327    $35,163,263    $15,197,110     $72,587,700
                                                          ===========     ==========    ===========     ===========

          The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 1999:

Loans due after 1 year with
  predetermined interest rates.............................    $17,279,557

Loans due after 1 year with
  floating interest rates..................................    $33,080,816


        Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. For the year ended December 31, 1999, the Bank had 34 loans in the aggregate amount of $360,789 accounted for on a nonaccrual basis, and 17 loans were contractually past due 90 days or more as to principal or interest payments. For the year ended December 31, 1998, the Bank had 31 loans in the aggregate amount of $270,894 accounted for on a nonaccrual basis, and six loans were contractually past due 90 days or more as to principal or interest payments.

        At December 31, 1999, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience

        An analysis of the Bank's loss experience is furnished in the following table for the periods indicated.


                    Analysis of the Allowance for Loan Losses

                                                                                  Year Ended                   Year Ended
                                                                               December 31, 1999           December 31, 1998
                                                                               -----------------           -----------------
Balance at beginning of period.....................................                 $  557,546                 $  482,398
Charge-offs

   Commercial, financial and agricultural..........................                    (15,337)                   (35,654)
   Installment and other loans to individuals......................                    (42,377)                   (59,931)
Recoveries

   Commercial, financial and agricultural..........................                      7,253                      6,158
   Installment and other loans to individuals......................                      3,341                     45,175
                                                                                         -----                     ------
Net charge-offs....................................................                    (47,120)                   (44,252)
Additions charged
  to operations....................................................                    263,100                    119,400
Balance at end of period...........................................                  $ 773,526                  $ 557,546
                                                                                       =======                    =======
Ratio of net charge-offs during the period to
  average loans outstanding during the period......................                       0.07%                      0.09%


        At December 31, 1999, the allowance was not allocated among the various categories of loans in the Bank's loan portfolio. The allowance is determined by the following factors: internally assigned loan rating, specific allocations, economic conditions, off balance sheet items (unfunded loans), concentrations of credit, loss experience, and external loan review.

Loan Loss Reserve

        In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1999, 13.8% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, over 89.3% of these commercial loans at December 31, 1999 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

        The Bank's consumer loan portfolio is also well secured. At December 31, 1999 the majority of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than other categories of loans.

        As of December 31, 1999, real estate mortgage loans constituted 61.9% of the Bank's outstanding loans. Approximately $15,180,495, or 33.8%, of this category represents residential real estate mortgages. The remaining portion of this category consists of commercial real estate loans. Risk of loss for commercial real estate loans is generally higher than residential loans.

        The Bank's Board of Directors monitors the loan portfolio quarterly to enable it to evaluate the adequacy of the allowance for loan losses. The loans are rated and the reserve established based on the assigned rating. The provision for loan losses charged to operating expenses is based on this established reserve. Factors considered by the Board in rating the loans include delinquent loans, underlying collateral value, payment history and local and general economic conditions affecting collectibility.

Investments

        As of December 31, 1999, investment securities comprised approximately 18.5% of the Bank's assets and loans comprised approximately 75.3% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

        The following table presents, at the dates indicated, the book value of the Bank's investments. All securities held at December 31, 1999 and 1998 were categorized as available-for-sale.

                   Investment Category                         December 31,
--------------------------------------------------------   ------------------
Available-for-Sale                                           1999        1998
------------------                                          ----         ----
Obligations of U.S. Treasury  and other U.S. agencies... $16,277,850 $17,630,691
Obligations of States and Political Subdivisions  ......   2,209,373           0


        The following table indicates for the year ended December 31, 1999 the amount of investments due in (i) one year or less; (ii) one to five years; (iii) five to ten years; and (iv) over ten years and the weighted average yields of such investment securities:



         Investment                                                                           Weighted Average
          Category                                                            Amount              Yield(1)
          --------                                                            ------             --------
Obligations of U.S. Treasury
  and other U.S. agencies:
0-1 year...................................................                $ 3,128,473            6.67%
Over 1 through 5 years.....................................                  8,252,656            6.50%
After 5 through 10 years...................................                  7,106,094            5.80%
Over 10 years..............................................                          0              -
                                                                           -----------
Total......................................................                $18,487,223            6.26%
                                                                           ===========            =====
-----------------

(1) The Bank has invested in tax-exempt obligations. Yields on tax exempt obligations have not been computed on a tax equivalent basis.

Return on Equity and Assets

        Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:


                                                                                            December 31,
                                                                                   ---------------------------
                                                                                   1999                  1998
                                                                                   ----                  ----
Return (loss) on average assets ........................................           1.27%                 1.08%
Return (loss) on average equity ........................................          16.99%                12.27%
Average equity to average assets ratio..................................           7.69%                 7.90%
Dividend payout ratio...................................................             --                    --


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

        The Bank's asset/liability mix is monitored on a daily basis with a monthly report reflecting interest- sensitive assets and interest-sensitive liabilities and maturing assets and maturing liabilities being prepared and presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

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

Correspondent Banking

        Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

        The Bank occasionally sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. Management of the Bank has established correspondent relationships with National Bank of Commerce, Bank of America, Federal Reserve Bank, Marshall & Isley (M&I) Bank, The Federal Home Loan Bank, First Tennessee Bank, N.A., Mercantile Bank, Huntington Bank, Busey Bank and Century Bank. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 1999, the Bank had $3,957,715 in participations sold and $1,855,933 in participations purchased.

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

        On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act was signed into law. The Financial Services Modernization Act eliminates the barriers erected by the 1933 Glass- Steagall Act and amends the Bank Holding Company Act of 1956, among other statutes. Further, it allows for the affiliation of banking, securities and insurance activities in new financial services organizations.

        A dominant theme of the new legislation is functional regulation of financial services, with the primary regulator of the company being the agency which traditionally regulates the activity in which the company wishes to engage. For example, the Securities and Exchange Commission will regulate bank securities transactions, and the various banking regulators will oversee banking activities.

        The principal provisions of the Financial Services Modernization Act will permit the Company, if it meets the standards for a "well-managed" and "well-capitalized" institution and has at least a "satisfactory" Community Reinvestment Act performance, to engage in any activity that is "financial in nature," including security and insurance underwriting, investment banking, and merchant banking investing in commercial and industrial companies. The Company, if it satisfies the above criteria, can file a declaration of its status as a "financial holding company" ("FHC") with the Federal Reserve, and thereafter engage directly or through nonbank subsidiaries in the expanded range of activities which the Financial Services Modernization Act identifies as financial in nature. Further, the Company, if it elects FHC status, will be able to pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature.

        It is expected that the Financial Services Modernization Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions.

        A bank holding company which has not elected to become a FHC will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, these non-FHC bank holding companies will still be able to engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

        These activities, including those listed below, are left unchanged by the Financial Services Modernization Act which does not prohibit non-FHC bank holding companies from engaging in these activities. The list of permissible nonbanking activities includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

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

        Florida law requires every bank holding company to obtain the prior approval of the Florida Department before acquiring more than 5% of the voting shares of any Florida bank or all or substantially all of the assets of a Florida bank, or before merging or consolidating with any Florida bank holding company. A bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any Florida bank or Florida bank holding company unless the Florida bank or all Florida bank subsidiaries of the bank holding company to be acquired have been in existence and continuously operating, on the date of the acquisition, for a period of three years or more.

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

        Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC. The Federal Reserve Board and the FDIC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The FDIC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1999, the Company's total risk-based capital and tier-one risk- based capital ratios were 11.14% and 10.08%, respectively while the Company's tier-one leverage ratio was 7.72%.

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

        The Federal Reserve Board and the FDIC have added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or (ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, beginning no later than January 1, 1999, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

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

           The lease agreement provides for a term of 10 years commencing on December 31, 1991, with options to extend the lease for two additional periods of five years each. The effective annual rent over the term of the lease is approximately $215,500. The facility includes four teller stations, four executive offices, a vault, a night depository, a bookkeeping/operations room, a loan operations room and a board room. The Company is subleasing the facility to the Bank at a rate which will include reimbursement to the Company for payment of rent, taxes, insurance, repairs and maintenance of the property.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

           No matter was submitted during the fourth quarter ended December 31, 1999 to a vote of security holders of the Company.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information

           During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

Holders of Common Stock

           As of March 15, 2000, the number of holders of record of the Company's Common Stock was 432.

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

Recent Sales of Unregistered Securities

           In February and May 1998, eight directors of the Company and a former organizer of the Bank exercised warrants to purchase an aggregate of 87,640 shares of common stock of the Company at a price of $10.00 per share for an aggregate purchase price of $876,400.

           The issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. In each instance, the purchaser had a pre-existing relationship with the Company, the offers and sales were made without any public solicitation, the certificates bear restrictive legends and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriter was involved in the transactions and no commissions were paid.

Item 6.    Management's Discussion and Analysis or Plan of Operations.

Overview

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

           Net income for the year ended December 31, 1999 was $1,134,205, compared to $740,273 in 1998. Net income per common share was $2.03 in 1999 compared to $1.34 in 1998. The increase in 1999 net income resulted principally from increases in the volume of earning assets, primarily loans, which increased net interest income 28.4%, or $824,199 over 1998.

           Total assets were $95,189,848 at December 31, 1999, 21.3% over total assets of $78,447,666 at December 31, 1998. Average assets for the year ended December 31,1999 were $90,592,642 as compared to average assets of $70,351,517 for the year ended December 31, 1998. This 28.8% increase in average assets was the result of a 34.9% increase in average loans and a 14.7% increase in average securities over the prior year.

Results of Operations and Financial Condition

Fiscal 1999 Compared to Fiscal 1998

           The Company experienced continued asset, loan and deposit growth during 1999. Total assets increased 21.3% to $95,189,848 at December 31, 1999 from $78,447,666 at December 31, 1998. This increase is primarily attributable to an increase in loans of approximately $17.3 million during the year. Net total loans at December 31, 1999 were $71.2 million, compared to $54.0 million at December 31, 1998. Securities available for sale decreased 0.01% or $19,398 to $17,659,424 at December 31, 1999 from $17,678,822 at December 31, 1998. This decrease was attributable to the decrease in the market value of the securities portfolio at year end.

           The Company's net income grew proportionately with asset growth during 1999. Net income increased 53.2% to $1,134,205 or $2.03 per share of at December 31, 1999 as compared to net income of $740,273 or $1.34 per share of at December 31, 1998. The increases in net income are primarily attributable to a 30.5% increase in interest and fees earned on loans. Interest and fees earned on loans were $6.0 million at December 31, 1999 compared to $4.6 million at December 31, 1998.

           Net interest income after provision for loan losses increased $680,499, or 24.5%, to $3,458,209 for the year ended December 31, 1999 compared to $2,777,710 for the year ended December 31, 1998. The increases in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 4.28% for the year ended December 31, 1999 compared to 4.40% for the year ended December 31, 1998. The net interest margin was 4.64% as of December 31, 1999 on average earning assets of $86.2 million compared to a net interest margin of 4.52% on average earning assets of $69.2 million as of December 31, 1998. This increase in net interest margin is primarily the result of growth in earning assets and the repricing of floating rate assets quicker than the repricing of interest-bearing liability accounts.

           Non-interest expense increased $155,566, or 8.2%, to $2,052,292 for the year ended December 31, 1999 as compared to $1,896,726 fro the year ended December 31, 1998. This increase is primarily the result of increased compensation expenses and increased advertising and marketing expenses.

           Non-interest income increased $131,455, or 45.6%, to $419,944 for the year ended December 31, 1999 compared to $288,489 for the year ended December 31, 1998. This increase is attributable to increased income for fees on depository accounts. Service fees increased $88,306, or 48.4%, to $270,785 for the year ended December 31, 1999 compared to $188,479 for the year ended December 31, 1998. The Bank began charging maintenance fees for its commercial accounts during 1999. Those fees accounted for a $25,000 increase in income for 1999. A significant increase was also observed in insufficient funds and overdraft fee activity. Other income, which includes rental income, increased $34,272, or 35.5%, to $130,898 for the year ended December 31, 1999 compared to $96,626 for the year ended December 31, 1998.

           The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. In its continuing evaluation of the allowance and its adequacy, management considers the Company's loan loss experience, an internally assigned loan rating, current and anticipated economic conditions, off-balance sheet items, concentrations of credit and other factors which affect the allowance for potential credit losses. While it is the Company's policy to charge- off, in the current period, the loans in which a loss is considered probable, there are additional risks for future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise. The expense for the allowance for loan losses increased $143,700, or 120.4%, to $263,100 at December 31, 1999 compared to $119,400 at December 31, 1998. The increased allowance for loan losses in 1999 was due to the increase in total loans outstanding during fiscal 1999. Net charge-offs for 1999 were $47,120, or 0.07%, of average loans outstanding for 1999 compared to $44,252, or 0.09%, of average loans outstanding for 1998. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was 0.50% as of December 31, 1999. At year ended December 31, 1998, non-performing loans were 0.49% of loans outstanding.

Liquidity and Interest Rate Sensitivity

           The Company maintains its liquidity through the management of its assets and liabilities. Liquidity management involves meeting the funds flow requirements of customers who may withdraw funds on deposit or may need to obtain funds to meet their credit needs. Banks, in general, must maintain adequate cash balances to meet daily cash flow requirements as well as satisfy reserves required by applicable regulations. The cash balances held are one source of liquidity. Other sources are provided by the investment portfolio, federal funds sold, interest-bearing deposits in financial institutions, loan payments and the Company's ability to borrow funds as well as issue new capital.

           At December 31, 1999, the Company continued to exhibit a high degree of liquidity. Primary liquidity rests in federal funds sold, which can be converted to cash in the same day. Federal funds sold and cash and due from banks aggregated $4.0 million, or 4.2%, of assets at December 31, 1999, compared to $5.3 million, or 6.71%, of total assets at December 31, 1998. Current securities held in the Company's investment portfolio (with a market value of approximately $17.7 million) are classified as "Available For Sale." Future investments may also be designated as "Available for Sale." Secondary liquidity rests in established secured federal funds purchased from a correspondent bank. Commitments to extend credit totaled $14,188,884 at December 31, 1999 compared to $6,724,669 at December 31, 1998. Management intends to fund these commitments primarily from deposit growth and federal funds balances. With a loan to deposit ratio of 83.5%, cash and due from banks of $3.5 million and federal funds sold of $0.5 million, management does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio.

           Management monitors the Company's asset and liability positions in order to maintain a balance between maturing assets and maturing liabilities along with rate sensitive assets and rate sensitive liabilities to maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is satisfactory at December 31, 1999. Except as set forth above, there are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have a material effect on the Company's liquidity, capital resources, or results of operations.



           The following is an analysis of rate sensitive assets and liabilities as of December 31, 1999 (in thousands):

                                                                                                     5 yrs
                                                       0-3 mos.        3-12 mos.       1-5 yrs.      or more         Total
                                                       --------        ---------       --------      -------         -----
Taxable securities..............................         $2,095           $4,206        $6,967        $3,010        $16,278
Tax exempt securities...........................              0                0             0         2,209          2,209
Federal funds sold..............................            535                0             0             0            535
Loans...........................................         16,479           12,915        39,385         2,794         71,573
                                                         ------           ------        ------         -----         ------
     Total rate sensitive assets................         19,109           17,121        46,352         8,013         90,595
                                                         ======           ======        ======         =====         ======
NOW and money market deposits...................         24,671                0         3,964             0         28,635
Savings deposits................................              0                0           835             0            835
Repurchase account deposits.....................          2,202                0             0             0          2,202
Time deposits...................................          9,890           28,210         8,516             0         46,616
                                                          -----           ------         -----             -         ------
     Total rate sensitive liabilities...........         36,763           28,210        13,315             0         78,288
                                                         ======           ======        ======             =         ======
 Excess (deficiency) of rate sensitive
  assets less rate sensitive liabilities........        (17,654)         (11,089)       33,037         8,013         12,307
Ratio of rate sensitive assets to rate
sensitive liabilities...........................            .52              .6           3.             ---      1.16
Cumulative gap..................................        (17,654)         (28,743)        4,294        12,307             --

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

        The second measure of capital adequacy relates to the leverage ratio. The FDIC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. Banks that are not rated CAMELS 1 by their primary regulator should maintain a minimum leverage ratio of 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

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

        Stockholders' equity at December 31, 1999 was $6,842,229. Management believes that the Bank's capitalization is adequate to sustain growth which is anticipated for fiscal 2000. The following table sets forth the applicable required capital ratios for the Company and the Bank and the actual capital ratios for both entities as of December 31, 1999:

                       Leverage Ratio                    Tier 1 Capital                    Risk-Based Capital
                       ------------------                ----------------                  -------------------
                       Regulatory                        Regulatory                        Regulatory
                       Minimum              Actual       Minimum               Actual      Minimum         Actual
                       ------------------------------------------------------------------------------------------
Company................   3.0%             7.72%            4.0%              10.08%        8.0%          11.14%
Bank...................   3.0%             7.68%            4.0%              10.03%        8.0%          11.08%


Item 7.         Financial Statements.

        The following financial statements are filed with this report:

        Independent Auditor's Report

        Consolidated Balance Sheet--December 31, 1999 and 1998

        Consolidated Statements of Income--For the years ended December 31, 1999 and 1998

        Consolidated Statements of Changes in Stockholders' Equity--For the years ended December 31, 1999 and 1998

        Consolidated Statements of Cash Flows--For the years ended December 31,
           1999 and 1998

        Notes to Consolidated Financial Statements

                  [LETERHEAD OF SALTMARSH, CLEAVELAND & GUND]

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Sarasota BanCorporation, Inc. and Subsidiary
Sarasota, Florida

We have audited the accompanying consolidated statements of financial condition of Sarasota BanCorporation, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sarasota BanCorporation, Inc. and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/Saltmarsh, Cleaveland & Gund

Pensacola, Florida
February 4, 2000





                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                           1999             1998
                                                                  ----------------  ---------------

Cash and due from banks                                           $      3,499,503  $     3,660,872
Federal funds sold                                                         535,000        1,605,000
Securities available for sale                                           17,659,424       17,678,822
Loans receivable, less of allowance for loan losses
  of $ 773,526 in 1999 and $ 557,546 in 1998                            71,234,573       53,955,285
Accrued interest receivable                                                560,533          478,024
Foreclosed real estate                                                      57,273           71,673
Repossessed assets                                                         423,583          195,376
Furniture and equipment, net                                               355,233          387,602
Deferred income taxes                                                      582,286          187,192
Other assets                                                               282,440          227,820
                                                                  ----------------  ---------------

Total Assets                                                      $     95,189,848  $    78,447,666
                                                                  ================  ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

  Demand deposits                                                 $      9,702,466  $     9,173,316
  NOW and money market deposits                                         28,613,750       12,729,289
  Savings deposits                                                         837,752        1,162,127
  Other time deposits                                                   46,616,740       43,462,019
                                                                  ----------------  ---------------
    Total deposits                                                      85,770,708       66,526,751

  FHLB advances                                                                -0-        2,000,000
  Repurchase agreements                                                  2,157,832        2,897,485
  Income taxes payable                                                      59,300          441,791
  Accrued interest payable                                                 200,372          136,301
  Accrued expenses and other liabilities                                   159,407          194,488
                                                                  ----------------  ---------------
    Total liabilities                                                   88,347,619       72,196,816
                                                                  ----------------  ---------------

Commitments and Contingencies                                                -                 -

Stockholders' Equity:

  Common stock, $ .01 par value; 10,000,000 shares
    authorized, 559,140 shares issued                                        5,591            5,591
  Additional paid-in capital                                             5,588,927        5,588,927
  Treasury stock, at cost;
    1,619 shares in 1999 and 2,393 shares in 1998                          (18,839)         (27,848)
  Retained earnings                                                      1,788,063          653,858
  Accumulated other comprehensive income (loss)                           (521,513)          30,322
                                                                  ----------------  ---------------
      Total stockholders' equity                                         6,842,229        6,250,850
                                                                  ----------------  ---------------

Total Liabilities and Stockholders' Equity                        $     95,189,848  $    78,447,666
                                                                  ================  ===============

                     The accompanying notes are an integral
                       part of these financial statements.





                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                         1999             1998
                                                                                ----------------  ---------------
Interest Income:

  Loans receivable and fees on loans                                            $      6,011,268  $     4,606,255
  Investment securities                                                                1,084,913          918,394
  Federal funds sold                                                                     230,970          212,040
                                                                                ----------------  ---------------
    Total interest income                                                              7,327,151        5,736,689
                                                                                ----------------  ---------------

Interest Expense:

  Deposits                                                                             3,362,224        2,739,225
  Other                                                                                  243,618          100,354
                                                                                ----------------  ---------------
    Total interest expense                                                             3,605,842        2,839,579
                                                                                ----------------  ---------------

    Net interest income                                                                3,721,309        2,897,110

Provision for Loan Losses                                                                263,100          119,400
                                                                                ----------------  ---------------

    Net interest income after provision for loan losses                                3,458,209        2,777,710
                                                                                ----------------  ---------------

Noninterest Income:

  Service charges on deposit accounts                                                    270,785          182,479
  Net gain from sale of loans                                                             18,261            9,384
  Other income                                                                           130,898           96,626
                                                                                ----------------  ---------------
    Total noninterest income                                                             419,944          288,489
                                                                                ----------------  ---------------

Noninterest Expenses:

  Salaries and employee benefits                                                         949,941          869,474
  Occupancy expense                                                                      254,005          247,391
  Data processing                                                                         57,964           68,792
  Professional fees                                                                       94,197          120,257
  Other expense                                                                          696,185          590,812
                                                                                ----------------  ---------------
    Total noninterest expenses                                                         2,052,292        1,896,726
                                                                                ----------------  ---------------

Income Before Income Taxes                                                             1,825,861        1,169,473

Income Tax Expense                                                                       691,656          429,200
                                                                                ----------------  ---------------

Net Income                                                                      $      1,134,205  $       740,273
                                                                                ================  ===============

Net Income Per Share of Common Stock                                            $           2.03  $          1.34
                                                                                ================  ===============

                     The accompanying notes are an integral
                       part of these financial statements.





                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                         Accumulated
                                                                                                           Other
                                                           Additional                      Retained     Comprehensive
                                              Common         Paid-In        Treasury       Earnings        Income
                                               Stock         Capital          Stock        (Deficit)       (Loss)           Total
                                           -------------   -------------  -------------  -------------   -------------  ----------

Balance, January 1, 1998                  $       4,715   $   4,710,285  $     (21,098) $     (86,415)  $      60,099  $  4,667,586
                                                                                                                       -------------

  Issuance of 87,640 shares of common
    stock at $10.04 per share                       876         878,642                                                     879,518
                                                                                                                       -------------

  Net income                                                                                  740,273                       740,273

  Other comprehensive income (loss), net of tax:

      Change in unrealized gain (loss)
        on securities available-for-sale,
        net of tax of $ 17,488                                                                               (29,777)       (29,777)
                                                                                                                       -------------

  TOTAL COMPREHENSIVE INCOME                                                                                                710,496
                                                                                                                       -------------

  Purchase of 600 treasury shares,
   at cost                                                                      (6,750)                                      (6,750)
                                          -------------   -------------  -------------  -------------   -------------  -------------

Balance, December 31, 1998                        5,591       5,588,927        (27,848)       653,858          30,322     6,250,850
                                                                                                                       -------------

  Net income                                                                                1,134,205                     1,134,205

  Other comprehensive income (loss), net of tax:

      Change in unrealized gain (loss)
        on securities available-for-sale,
        net of tax of $ 324,094                                                                              (551,835)     (551,835)
                                                                                                                       -------------

  TOTAL COMPREHENSIVE INCOME                                                                                                582,370
                                                                                                                       -------------

  Sale of 774 treasury shares,
   at cost                                                                       9,009                                        9,009
                                          -------------   -------------  -------------  -------------   -------------  -------------

Balance, December 31, 1999                $       5,591   $   5,588,927  $     (18,839) $   1,788,063   $    (521,513) $  6,842,229
                                          =============   =============  =============  =============   =============  =============

                     The accompanying notes are an integral
                       part of these financial statements.





                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                          1999              1998
                                                                                    ----------------   --------------
Cash Flows From Operating Activities:

  Net income                                                                        $      1,134,205  $       740,273
  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Depreciation and amortization                                                           48,498           50,027
      Provision for loan losses                                                              263,100          119,400
      Net amortization of securities                                                          41,722           92,720
      Deferred tax benefit                                                                   (71,000)         (18,800)
      Net change in -
        Accrued interest receivable and other assets                                        (122,729)        (102,733)
        Income taxes payable                                                                (382,491)         429,791
        Accrued interest payable and other liabilities                                        28,990           81,054
                                                                                    ----------------  ---------------
         Net cash provided by operating activities                                           940,295        1,391,732
                                                                                    ----------------  ---------------

Cash Flows From Investing Activities:

  Purchases of available-for-sale securities                                              (5,447,645)     (10,307,480)
  Proceeds from sales and maturities of available-for-sale securities                      2,000,000        2,100,000
  Principal reductions received on available-for-sale securities                           2,549,392        3,570,080
  Net increase in loans                                                                  (17,770,595)     (14,679,914)
  Purchases of furniture and equipment                                                       (16,129)          (9,496)
  Sale (purchases) of treasury stock                                                           9,009           (6,750)
                                                                                    ----------------  ---------------
      Net cash used in investing activities                                              (18,675,968)     (19,333,560)
                                                                                    ----------------  ---------------

Cash Flows From Financing Activities:
  Net increase in demand, NOW, money market
    and savings deposits                                                                  16,089,236        2,709,043
  Net increase in time deposits                                                            3,154,721        9,440,944
  Net (decrease) increase in repurchase agreements                                          (739,653)       2,283,040
  Net (decrease) increase in FHLB advances                                                (2,000,000)       2,000,000
  Proceeds from issuance of common stock                                                         -0-          879,518
                                                                                    ----------------  ---------------
      Net cash provided by financing activities                                           16,504,304       17,312,545
                                                                                    ----------------  ---------------

Net Change in Cash and Cash Equivalents                                                   (1,231,369)        (629,283)

Cash and Cash Equivalents at Beginning of Year                                             5,265,872        5,895,155
                                                                                    ----------------  ---------------

Cash and Cash Equivalents at End of Year                                            $      4,034,503  $     5,265,872
                                                                                    ================  ===============

Supplemental Disclosures of Cash Flow Information:

  Interest paid                                                                     $      3,541,771  $     2,821,785
                                                                                    ================  ===============

  Income taxes paid                                                                 $      1,143,750  $        16,222
                                                                                    ================  ===============

                     The accompanying notes are an integral
                       part of these financial statements.


                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

  Business Activity:

       The Bank is a banking corporation organized in 1992 under the laws of the State of Florida with deposits being insured by the Federal Deposit Insurance Corporation. The Bank considers its primary market area as Sarasota County, and the majority of its loan and deposits are to customers in this area. The Bank is regulated by various federal and state agencies and is subject to periodic examination by those regulatory authorities.

  Accounting Estimates:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses and deferred taxes.

  Cash Equivalents:

       For purposes of the statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold, all of which mature within 90 days.

  Securities Available for Sale:

       All securities are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

       Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


  Loans Receivable:

       The Bank grants real estate mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial real estate mortgage loans throughout Sarasota County, Florida. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

       Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

       The accrual of interest on real estate and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Other loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

       All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

  Allowance for Loan Losses:

       The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Allowance for Loan Losses (Continued):

       A loan is considered  impaired  when,  based on current  information  and events, it is probable that the Bank will be unable to collect the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for real estate and commercial loans by the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

       Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer for impairment disclosures.

  Sale of Loan Participations:

       The Bank originates loans partially guaranteed by the U.S. Small Business Administration. The Bank may sell the guaranteed portion of certain of these loans in the secondary market at a premium. The premiums on these transactions are recorded as gains on sales of loans and included in noninterest income.

  Foreclosed Real Estate:

       Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included in net expenses in net expenses from foreclosed real estate.

  Furniture and Equipment:

       Furniture and equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Income Taxes:

       Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

       The Company and the Bank file consolidated income tax returns, with income tax expense or benefit computed and allocated on a separate return basis.

  Credit Related Financial Instruments:

       In the ordinary course of business, the Bank has entered into commitments to extend credit and letters of credit. Such financial instruments are recorded when they are funded.

  Net Income Per Share of Common Stock:

       Net income per share of common stock is computed on the basis of the weighted average number of shares outstanding.

  Reclassifications:

       Certain prior year amounts have been reclassified to conform to the current period presentation.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 2 - INVESTMENT SECURITIES

       Investment securities have been classified in the statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair values are as follows:

                                                                                       Gross             Gross
                                                                    Amortized       Unrealized        Unrealized           Fair
                                                                      Cost             Gains            Losses             Value
                                                                ----------------  ---------------  ----------------  ---------------
           Available-For-Sale:

             December 31, 1999 -
               U.S. government agency securities                $     16,277,850  $         9,515  $       (638,703) $    15,648,662
               Municipal securities                                    2,209,373                4          (198,615)       2,010,762
                                                                ----------------  ---------------  ----------------  ---------------

                                                                $     18,487,223  $         9,519  $       (837,318) $    17,659,424
                                                                ================  ===============  ================  ===============

             December 31, 1998 -
               U.S. Treasury securities                         $      2,002,624  $        12,064  $            -0-  $     2,014,688
               U.S. government agency securities                      15,628,067           92,951           (56,884)      15,664,134
                                                                ----------------  ---------------  ----------------  ---------------

                                                                $     17,630,691  $       105,015  $        (56,884) $    17,678,822
                                                                ================  ===============  ================  ===============


       There were no realized gains or losses on the sale of available-for-sale securities in 1999 or 1998.

       Included in U.S. government agency securities are investments in collateralized mortgage obligations ("CMOs") with a carrying value of approximately $ 2,479,500 at December 31, 1999 and $ 3,088,900 at December 31, 1998. The effective yield on CMOs was approximately 6.5% in 1999 and 1998.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 2 - INVESTMENT SECURITIES (Continued)

       The scheduled maturities of securities available-for-sale at December 31, 1999, are as follows:

                                                Amortized           Fair
                                                  Cost              Value
                                            ----------------  ---------------

           Due in one year or less          $      3,128,473  $     3,018,034
           Due from one to five years              8,252,656        8,067,261
           Due from five to ten years              7,106,094        6,574,129
                                            ----------------  ---------------

                                            $     18,487,223  $    17,659,424
                                            ================  ===============

       For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

       Investment securities carried at approximately $ 6,181,600 at December 31, 1999 and $ 8,618,700 at December 31, 1998, were pledged to secure consumer deposits and for other purposes required or permitted by law.

NOTE 3 - LOANS RECEIVABLE

       The components of loans in the statements of financial condition are as follows:

                                                 1999              1998
                                           ----------------  ---------------

           Real estate                     $     44,939,924  $    32,888,200
           Commercial                            10,002,808        9,409,815
           Consumer                              16,374,652       12,279,817
           Other                                    846,733           60,287
                                           ----------------  ---------------
                                                 72,164,117       54,638,119
           Net deferred loan fees                  (156,018)        (125,288)
           Allowance for loan losses               (773,526)        (557,546)
                                           ----------------  ---------------

           Loans receivable, net           $     71,234,573  $    53,955,285
                                           ================  ===============

       The Bank grants commercial, real estate and consumer loans in the State of Florida with its primary concentration being in Sarasota County, Florida. Although the Bank's loan portfolio is diversified, a significant portion of its loans are secured by real estate.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 3 - LOANS RECEIVABLE (Continued)

       An analysis of the change in the allowance for loan losses follows:

                                                1999              1998
                                          ----------------  ---------------

           Balance at January 1           $        557,546  $       482,398
                                          ----------------  ---------------

             Loans charged-off                     (57,714)         (77,509)
             Recoveries                             10,594           33,257
                                          ----------------  ---------------
               Net loans charged-off               (47,120)         (44,252)
                                          ----------------  ---------------

             Provision for loan losses             263,100          119,400
                                          ----------------  ---------------

           Balance at December 31         $        773,526  $       557,546
                                          ================  ===============

       Loans on which the accrual of interest has been discontinued or reduced, for which impairment had not been recognized, amounted to approximately $ 115,100 at December 31, 1999 and $ 96,800 at December 31, 1998. If
       interest on these loans had been accrued, such income would have approximated $ 5,100 in 1999 and $ 4,300 in 1998. Interest income on these loans is recorded only when received. The Bank did not have any loans that were considered impaired as of December 31, 1999 and 1998.

NOTE 4 - FURNITURE AND EQUIPMENT

       Components of furniture and equipment included in the statements of financial condition are as follows:

                                                              1999       1998
                                                         -----------  ----------

  Furniture and equipment                                $   270,133  $ 254,004
  Leasehold improvements                                     411,203    411,203
                                                         -----------  ----------
                                                             681,336    665,207
  Less:  Accumulated depreciation and amortization          (326,103)  (277,605)
                                                         -----------  ----------

                                                         $   355,233  $ 387,602
                                                         ===========  ==========


       Depreciation and amortization expense charged to operations amounted to $ 48,498 in 1999 and $ 50,027 in 1998.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 5 - TIME DEPOSITS

       The aggregate amount of time deposits, each with a minimum denomination of $ 100,000 was approximately $ 12,078,000 in 1999 and $ 11,792,000 in
       1998.

       At December 31, 1999, the scheduled maturities of time deposits are as follows:

                  2000                         $      40,704,093
                  2001                                 5,276,779
                  2002                                   197,163
                  2003                                   314,510
                  2004                                   124,195
                                               -----------------

                                               $      46,616,740
                                               =================

NOTE 6 - CONCENTRATIONS

       At  December  31,  1999,  eighteen  deposit   relationships   represented
approximately 10% of the Bank's total deposits.

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

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

       At December 31, 1998, the Bank had an advance from the Federal Home Loan Bank amounting to $ 2,000,000 which had been repaid as of December 31, 1999. The advance bore interest at 4.96% and matured in December 1999. The advance is secured by a blanket lien on the Bank's 1-4 residential loan portfolio and FHLB stock which amounted to $ 240,500 as of December 31, 1999. Total unused advances available to be drawn by the Bank amounted to approximately $ 8,400,000 at December 31, 1999.

NOTE 8 - REPURCHASE AGREEMENTS

       At December 31, 1999, the Bank had entered into repurchase agreements with Bank customers. The repurchase agreements generally mature within one to four days from the transaction date. The average balance and interest rate under the repurchase agreements amounted to approximately $ 3,453,000 and 4.54% in 1999 and $ 2,053,600 and 4.79% in 1998.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 9 - STOCKHOLDERS' EQUITY

       The Company and the Bank are subject to certain restrictions on the amount of dividends that they may declare without regulatory approval. As discussed in Note 11, warrants were exercised in 1998 to purchase 87,640 shares of the Company's common stock at $10.04 per share. Proceeds from the exercise of these warrants were used to make a $ 825,000 capital contribution to the Bank.

       In 1991, the Company authorized 1,000,000 shares of preferred stock with a par value of $ .10 per share; however, there were no shares of preferred stock issued and outstanding at December 31, 1999 and 1998.

NOTE 10 - INCOME TAXES

       The provision for income taxes consists of the following:

                                                1999              1998
                                          ----------------  ---------------

         Current tax provision:
           Federal                        $        665,700  $       395,584
           State                                    96,956           52,416
                                          ----------------  ---------------
                                                   762,656          448,000
         Deferred federal benefit                  (71,000)         (18,800)
                                          ----------------  ---------------

                                          $        691,656  $       429,200
                                          ================  ===============


       The provision for income taxes differs from that computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                        1999              1998
                                                 ----------------  -------------

         Tax based on statutory rate             $        627,886  $    404,347
         State tax, net of federal benefit                 63,991        34,595
         Tax exempt interest income                       (17,618)          -0-
         Other, net                                        17,397        (9,742)
                                                 ----------------  -------------

                                                 $        691,656  $    429,200
                                                 ================  =============

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 10 - INCOME TAXES (Continued)

       Deferred tax assets and liabilities included in the statements of financial condition were as follows:


                                                                                        1999              1998
                                                                                  ----------------  ----------
         Deferred tax assets:
           Allowance for loan losses                                              $        276,000  $       205,000
           Net unrealized depreciation on available-for-sale securities                    306,286              -0-
                                                                                  ----------------  ---------------
                                                                                           582,286          205,000
         Deferred tax liabilities:
           Net unrealized appreciation on available-for-sale securities                        -0-          (17,808)
                                                                                  ----------------  ---------------

         Net deferred tax asset                                                   $        582,286  $       187,192
                                                                                  ================  ===============


NOTE 11 - STOCK WARRANTS AND OPTIONS

   Outstanding Warrants:

       On September 15, 1992, the Company's organizers were granted warrants to purchase additional common stock equal to 72.83% of their initial investment in the common stock (117,500 shares) of the Company. The warrants were exercisable at any time during the five-year period commencing on the date of the grant. The exercise price of the warrants is the greater of $ 10 per share of common stock or the book value per share of common stock on the exercise date. In 1998, warrants were exercised to purchase 87,640 shares of the Company's common stock at $
       10.04 per share. The expiration date of the 29,860 warrants not exercised was extended until December 2002.

   Stock Options:

       The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and accounts for these options under APB Opinion No. 25, "Accounting for Stock Issued to Employees", for which no compensation cost has been recognized. Based on the option pricing model utilized by the Company, the pro forma after-tax effect of compensation costs attributable to the options below was immaterial to 1999 and 1998 operating results.

       The Company has granted options to officers, directors, and other individuals to purchase up to 64,216 shares of common stock at prices approximating fair value at the date of the grant. All outstanding stock options expire in December 2002.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 11 - STOCK WARRANTS AND OPTIONS (Continued)

       A summary of the status of the Company's outstanding stock options is presented below:

                                                                                  1999                           1998
                                                                       --------------------------    --------------------------
                                                                                       Weighted                       Weighted
                                                                                        Average                        Average
                                                                                        Exercise                      Exercise
                                                                          Number          Price          Number         Price
                                                                       -------------  -----------    --------------  ----------

           Outstanding at beginning of year                                   64,216  $     11.17            23,575  $    10.00
           Granted                                                              -            -               40,641       11.86
           Forfeited                                                            -            -                -            -
                                                                       -------------                 --------------

           Outstanding at end of year                                         64,216  $     11.17            64,216  $    11.17
                                                                       =============  ===========    ==============  ===========

           Weighted average fair value of options
             Granted during the year                                                  $      0.00                    $      0.00
                                                                                      ===========                    ===========

       The fair value of each option granted is estimated on the grant date using the minimum value method. In using the minimum value method, the Company assumed (a) no dividend yield; (b) an expected life of five years; and (c) a risk-free interest rate of 5.96% in 1998. No options were granted in 1999.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

  Leases:

       The Bank leases its banking facility and an adjacent parcel of land under operating leases expiring in 2001. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments. The lease on the banking facility provides for two consecutive five-year renewal options.

       Future minimum lease payments under operating leases are summarized as follows:

                  2000                                 $        223,608
                  2001                                          231,610
                                                       ----------------

                Total future minimum lease payments    $        455,218
                                                       ================

       Rental expense relating to operating leases amounted to approximately $ 215,250 in 1999 and $ 208,500 in 1998.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

  Future Minimum Rentals:

       The Bank subleases a portion of its facilities at a monthly rate of $ 4,400 plus applicable state sales tax. Rental income from the sublease amounted to approximately $ 52,800 in 1999 and 1998. The sublease expires in June 2000, and allows for a one year renewal option.

  Financial Instruments:

       The Bank is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statements of financial condition.

       The Bank's exposure to credit loss is represented by the contractual amount of these instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

       A summary of the contract amounts of the Bank's financial instruments with off-balance-sheet credit risk at December 31, 1999 and 1998, follows:

                                               1999              1998
                                         ----------------  ---------------

         Commitments to extend credit    $     19,999,065  $     8,474,272
                                         ================  ===============

         Letters of credit               $        428,515  $       829,303
                                         ================  ===============

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Bank is based on management's credit evaluation of the counterparty.

       Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit may be uncollateralized and usually do contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

       Letters-of-credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral for those commitments for which collateral is deemed necessary.

       The Bank has not incurred any losses on its commitments in 1999.

  Unused Lines-of-Credit:

       At December 31, 1999, the Bank had lines of credits with banks enabling the Bank to borrow up to $ 1,500,000 subject to such terms as outlined in the related agreements. The arrangements are reviewed annually for renewal of the credit lines. At December 31, 1999, there were no advances outstanding under the lines-of-credit.

  Other:

       Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's and the Bank's financial statements.

NOTE 13 - RELATED PARTY TRANSACTIONS

       The Bank has entered into transactions with its directors, significant stockholders, and their affiliates (related parties). The aggregate amount of loans to such related parties at December 31, 1999 and 1998, was approximately $ 444,200 and $ 543,500, respectively. During 1999, new loans to such related parties amounted to approximately $ 52,200 and repayments amounted to approximately $ 151,500. Also, certain related parties maintain significant deposit balances with the Bank in the aggregate amount of approximately $ 1,852,000 and $ 1,830,000 at December 31, 1999 and 1998, respectively.

       One of the Bank's directors provides various legal services to the Bank. Fees for these services amounted to approximately $ 11,000 in 1999 and $ 16,500 in 1998. Another director provides advertising, printing, and other miscellaneous services to the Bank. The gross billings for these services, which includes cost passed through by other companies who are actually providing their services to the Bank, amounted to approximately $ 56,000 in 1999 and $ 62,000 in 1998.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 14 - REGULATORY MATTERS

       The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting
       practices.   The   Company's   and  the  Bank's   capital   amounts   and
       classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

       As of December 31, 1999, the most recent notification that the Bank had received from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 1999 and 1998 are presented in the table below:

                                                                                                                   Minimum
                                                                                                                 To Be Well

                                                                                   Minimum                    Capitalized Under
                                                                                   Capital                    Prompt Corrective
                                                     Actual                     Requirement:                 Action Provisions:
                                         ----------------------------  ------------------------------   -----------------------
                                              Amount         Ratio           Amount           Ratio          Amount          Ratio
                                         --------------   -----------  -----------------  -----------   ---------------  ---------
       As of December 31, 1999:
         Total Capital
           (to Risk Weighted Assets)
           Consolidated                  $    8,137,268        11.14%  =>$     5,841,760  =>     8.0%   =>$         N/A   =>    N/A
           Bank                          $    8,094,761        11.09%  =>$     5,841,760  =>     8.0%   =>$   7,302,200   =>   10.0%
         Tier I Capital
           (to Risk Weighted Assets)
           Consolidated                  $    7,363,742        10.08%  =>$     2,920,880  =>     4.0%   =>$         N/A   =>    N/A
           Bank                          $    7,321,235        10.03%  =>$     2,920,880  =>     4.0%   =>$   4,381,320   =>    6.0%
         Tier I Capital
           (to Average Assets)
           Consolidated                  $    7,363,742         8.13%  =>$     3,623,706  =>     4.0%   =>$         N/A   =>    N/A
           Bank                          $    7,321,235         8.08%  =>$     3,623,706  =>     4.0%   =>$   4,529,632   =>    5.0%


                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 14 - REGULATORY MATTERS (Continued)

                                                                                                                   Minimum
                                                                                                                 To Be Well
                                                                                   Minimum                    Capitalized Under
                                                                                   Capital                    Prompt Corrective
                                                     Actual                     Requirement:                 Action Provisions:
                                         ----------------------------  ------------------------------   --------------------------
                                              Amount         Ratio           Amount           Ratio          Amount          Ratio
                                         --------------   -----------  -----------------  -----------   ---------------  ---------

       As of December 31, 1998:
         Total Capital
           (to Risk Weighted Assets)
           Consolidated                  $    6,778,075        11.53%  =>$     4,704,240  =>     8.0%   =>$         N/A     =>  N/A
           Bank                          $    6,723,713        11.43%  =>$     4,704,240  =>     8.0%   =>$   5,880,300     => 10.0%
         Tier I Capital
           (to Risk Weighted Assets)
           Consolidated                  $    6,220,529        10.58%  =>$     2,352,120  =>     4.0%   =>$         N/A     =>  N/A
           Bank                          $    6,166,167        10.49%  =>$     2,352,120  =>     4.0%   =>$   3,528,180     =>  6.0%
         Tier I Capital
           (to Average Assets)

           Consolidated                  $    6,220,529         8.84%  =>$     2,814,061  =>     4.0%   =>$         N/A     =>  N/A
           Bank                          $    6,166,167         8.76%  =>$     2,814,061  =>     4.0%   =>$   3,517,576     =>  5.0%


NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

       The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there is no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate used, including the estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments", excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

       The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

       Cash and short term instruments. The carrying amounts of cash and short-term instruments approximate their fair value.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

       Available-for-sale securities. Fair values for securities are based on quoted market prices.

       Loans receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

       Repurchase  agreements  and  FHLB  advances.   The  carrying  amounts  of
       repurchase agreements with Bank customers and FHLB advances approximate their fair values.

       Accrued interest. The carrying amounts of accrued interest approximate their fair values.

       Off balance-sheet instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. The estimated fair value for these instruments was insignificant at December 31, 1999 and 1998.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

       The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                                     1999                             1998
                                                     ---------------------------------  ---------------------------------
                                                         Carrying           Fair            Carrying            Fair
                                                          Amount            Value            Amount             Value
                                                     ----------------  ---------------  ----------------  ---------------
         Financial assets:

           Cash and cash equivalents                 $      4,034,503  $     4,034,503  $      5,265,872  $     5,265,872
           Securities available-for-sale                   17,659,424       17,659,424        17,678,822       17,678,822
           Loans receivable                                71,234,573       72,309,241        53,955,285       54,420,637
           Accrued interest receivable                        560,533          560,533           478,024          478,024

         Financial liabilities:

           Deposits                                        85,770,708       85,739,631        66,526,751       66,759,440

           FHLB advances                                          -0-              -0-         2,000,000        2,000,000
           Repurchase agreements                            2,157,832        2,157,832         2,897,485        2,897,485
           Accrued interest payable                           200,372          200,372           136,301          136,301

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

         Susan M. Baker, age 43, has served as an office administrator for the medical practice of her husband since 1987 and has been a partner in a family-owned real estate and lumber business since 1981. Ms. Baker served in the commercial lending and corporate banking department of NationsBank in Sarasota from 1985 to 1987 and served as a branch manager for NationsBank from 1983 to 1985. Ms. Baker is also a certified financial planner.

         Kenneth H. Barr, age 59, served as part owner and general manager of Schenkel's Restaurant on Longboat Key, Florida from 1968 to 1994. Since 1994, Mr. Barr has been a restauranteur.

         Timothy J. Clarke, age 55, has served as President of Clark Advertising & Public Relations, Inc. since 1987.

         James W. Demler, M.D., age 53, served as Chairman of the Board of the Company from December 1990 to April 1996. Dr. Demler is a physician specializing in urological surgery. Dr. Demler helped establish Florida Urological Associates (formerly Sarasota Urological Associates) and has been in private practice since 1983. Dr. Demler is former Chief of Surgery at Doctor's Hospital of Sarasota.

         Susan K. Flynn, age 38, has served as the Senior Vice President, Chief Financial Officer and Cashier of the Company and the Bank since 1995. From 1991 to 1995, Ms. Flynn served as the Vice President and Cashier of University State Bank in Tampa, Florida. Prior to that, Ms. Flynn served as an Assistant Branch Manager, Consumer Loan Officer and Compliance Officer for First Union National Bank in Tampa, Florida.

         Christine L. Jennings, age 54, has served as President and Chief Executive Officer of the Company since May 1991 and of the Bank since September 1992 and has been engaged in the organization of the Company and the Bank since May 1990. From 1987 to 1990, Ms. Jennings served as Senior Vice President and Chief Lending Officer, as well as a director, of Liberty National Bank in Bradenton, Florida. From 1985 to 1987, she served as Vice President - Commercial Real Estate of NCNB National Bank of Florida in Sarasota/Tampa, Florida. From 1984 to 1985, Ms. Jennings served as Vice President of Southeast Bank. Prior to that, she served in various capacities with Huntington National Bank in Columbus, Ohio from 1970 to 1984. Ms. Jennings has 36 years of banking experience.

         Edward S. Levi, age 75, served as President and Chief Executive Officer of Samuel Levi & Company, Inc. a retail furniture business headquartered in Portsmouth, Ohio, from 1948 to 1988. Mr. Levi has been retired since 1988. Mr. Levi also served as a director of Bank One, N.A. in Portsmouth, Ohio from 1977 to 1988 and was a member of that bank's executive, personnel and compensation committees.

         Sam D. Norton, age 40, is a partner in the law firm of Norton, Gurley, Hammersley & Lopez, P.A. in Sarasota and has been engaged in private practice since 1985. Mr. Norton practices law in the areas of real estate, general business law and lender representation. He also serves as a director of Surgical Safety Products, Inc.

         Michael R. Pender, Jr., age 48, is a certified public accountant, and has been a partner of Cavanaugh & Co., CPAs, since 1979.

         A. Dean Pratt, age 69, has been retired since 1985. Prior to his retirement, Mr. Pratt served as Chairman of the Board, President and Chief Executive Officer of First State Bank of Morrisonville in Morrisonville, Illinois from 1968 to 1984.

         Paul D. Thatcher, age 51, has served as the Executive Vice President and Chief Lending Officer of the Company and the Bank since February 1994. From 1986 to 1994, Mr. Thatcher served as the Vice President, Credit Review for NationsBank in Tampa, Florida.

         Gilbert J. Wellman, age 78, has served as the Chairman of the Board of Directors of the Company since April 1996. Mr. Wellman served as President and Chief Executive Officer of Tower National Bank in Lima, Ohio from 1964 to 1983 and was the Organizing Chairman of that bank. From 1983 when the Bank was sold to BancOne Corporation until his retirement in 1987, Mr. Wellman served as Chairman and Chief Executive Officer of the BancOne subsidiary.

         There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

         The Company is not subject to the requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Item 10.          Executive Compensation

         The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and Executive Vice President (collectively, the "Named Executive Officers") for the years ended December 31, 1999, 1998 and 1997. No other executive officer's compensation exceeded $100,000 during 1999.


                           Summary Compensation Table
                                                                                                         Long Term
                                                                                                 Compensation Awards
                                                            Annual Compensation                  -------------------
                                                            -------------------                      Securities
Name and Principal Position                          Year          Salary         Bonus          Underlying Options
---------------------------                          ----          ------         -----          -------------------


Christine L. Jennings                               1999          $ 129,925      $32,500(1)            3,285
    President and                                   1998          $ 120,001      $30,000(2)            3,285
    Chief Executive Officer                         1997          $ 104,730      $26,250(3)                -
Paul D. Thatcher                                    1999          $  91,813      $19,020(1)            3,881
    Executive Vice President                        1998          $  81,786      $17,000(2)            3,881
                                                    1997          $  68,543      $14,620(3)                -
------------------------------

(1)     Earned in 1999 but paid in January 2000.
(2)     Earned in 1998 but paid in January 1999.
(3)     Earned in 1997 but paid in January 1998.

Compensation of Directors

        The Company's outside directors are paid $500 per quarter based on their attendance at meetings. The Bank's outside directors are paid $500 per month and $100 per Committee meeting attended. Directors who are also executive officers of the Bank are not additionally compensated as members of the Bank's Board of Directors.

Employment Agreement

        On January 1, 1998, the Company entered into an employment agreement with Christine L. Jennings, pursuant to which she serves as President and Chief Executive Officer of the Company and the Bank. The terms of the employment agreement provide that Ms. Jennings shall be employed as President and Chief Executive Officer and shall serve as a director of the Company and the Bank for a period commencing on January 1, 1998 and ending on December 31, 2002, and shall be entitled to receive an annual base salary of $120,000, which may be increased at the discretion of the Board of Directors of the Company, subject to certain performance requirements. The terms of the agreement also provide for a bonus in the amount of 5% of the Bank's after tax net income, such amount not to exceed 25% of Ms. Jennings' base salary, subject to certain performance conditions by the Bank. In addition, the terms of the employment agreement provide for the grant of incentive stock options to Ms. Jennings pursuant to the 1998 Stock Option Plan.

Severance Protection Agreement

        On June 17, 1998, the Company and the Bank entered into an agreement with Paul Thatcher, pursuant to which he is entitled to receive an amount equal to one and a half (1 1/2) times the rate of his annual regular compensation in the event that Mr. Thatcher is terminated by the Bank without cause upon the occurrence of a "change in control" as defined in the agreement. Under the severance agreement, Mr. Thatcher is also entitled to receive the severance payment discussed above if, following a "change in control," he chooses to terminate his employment as a result of (i) a reduction in his regular rate of compensation as in effect prior to the "change in control;" or (ii) a reduction in his duties, title, and/or responsibilities, as were previously set prior to the "change in control." The severance protection agreement is in effect until December 31, 2002, but may be extended annually , by mutual agreement of the parties, to December 31 of the next calendar year.

Stock Option Plan

        On March 23, 1999, the Board of Directors approved the 1998 Stock Option Plan (the "Plan") to promote the Company's growth and success. The Plan was approved by the Company's shareholders at the 1999 Annual Meeting of Shareholders. Options may be granted under the Plan to the Company's directors, officers and employees as well as certain consultants and advisors. The Plan currently provides for the grant of incentive and non-qualified stock options to purchase up to 64,216 shares of Common Stock at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price of incentive stock options must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted. The options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options granted under the Plan typically vest over a period of four to five years. As of March 30, 2000, options to purchase 49,134 shares of Common Stock were outstanding pursuant to the Plan.

        No options were exercised by the Named Executive Officers during 1999. The following table presents certain information concerning grants of stock options to the Company's Named Executive Officers under the Company's 1998 Stock Option Plan made during the year ended December 31, 1999.




                        Option Grants in Last Fiscal Year
                                Individual Grants

                                                            % of Total Options        Exercise
                                            Options             Granted to             Price
                                            Granted            Employees in            ($ Per            Expiration
Name                                          (#)              Fiscal Year             Share)               Date
                                             -----             -----------             ------               ----
Christine L. Jennings..................      3,285                43.6%                $12.50             12/31/08
Paul D. Thatcher.......................      3,881                51.5%                $12.50             12/31/08


        The following table presents information regarding the value of options held by the Company's Named Executive Officers at December 31, 1999.


                          Fiscal Year End Option Values

                                                             Number of                 Value of Unexercised
                                                        Unexercised Options            in-the-Money Options
                                                         at Fiscal Year End            at Fiscal Year End(1)
                  Name/Position                      Exercisable/Unexercisable       Exercisable/Unexercisable
-----------------------------------------            -------------------------       -------------------------
Christine L. Jennings
    President and Chief Executive Officer                  30,145 / 6,570                $126,764 / $14,783
Paul D. Thatcher
    Executive Vice President                               17,239 / 7,762                $ 62,480 / $17,465
----------------------

(1) Dollar values calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 1999 ($14.75) and the exercise price of such options. The fair market value of the Company's Common Stock was estimated based on the sales price of the Common Stock sold in recent private transactions.



Item 11.        Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth certain information as of March 30, 2000 with respect to ownership of the outstanding Common Stock of the Company by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group:




                                                                                      Percent of
                                                Shares of Common Stock                Outstanding
Name of Beneficial Owner                        Beneficially Owned (1)                  Shares
------------------------                        ----------------------                 ----------
Susan M. Baker                                          17,283                             3.1%
Kenneth H. Barr (2)                                     17,233                             3.1%
Timothy J. Clarke (3)                                    9,442                             1.7%
James W. Demler, M.D. (4)                               19,566                             3.4%
Christine L. Jennings (5)                               43,207                             7.3%
Edward S. Levi (6)                                      15,000                             2.7%
Sam D. Norton                                           11,919                             2.1%
Michael R. Pender, Jr. (7)                              10,650                             1.9%
A. Dean Pratt (8)                                       24,492                             4.3%
Gilbert J. Wellman (9)                                  95,779                            17.1%
Charles V. Wellman, M.D. (10)                           31,020                             5.6%
     All executive officers and directors              284,560                            45.0%
        as a group (12 persons)(11)

--------------------------------

(1) Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes warrants and options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 559,140 shares outstanding, except for certain parties who hold presently exercisable warrants or options to purchase shares. The percentages for those parties who hold presently exercisable warrants or options are based upon the sum of 559,140 shares plus the number of shares subject to presently exercisable warrants or options held by them, as indicated in the following notes. Except as otherwise indicated, the persons named in this table have a business address of One Sarasota Tower, Two North Tamiami Trail, Suite 100, Sarasota, Florida 34236.
(2) Includes 13,433 shares owned individually by Mr. Barr and 3,800 shares held by his individual retirement account.
(3) Includes 3,500 shares owned individually by Mr.Clarke and 5,942 shares held by a company he controls.
(4) Includes 2,500 shares owned individually by Dr. Demler, 2,000 shares held by his individual retirement account and 500 shares held by his spouse's individual retirement account. Includes 14,566 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.
(5) Includes 11,514 shares owned individually by Ms. Jennings and 1,548 shares held by her individual retirement account. In addition, amount includes 30,145 shares subject to presently exercisable stock options.
(6)  All 15,000 shares are held by Mr. Levi's individual retirement account.
(7) Includes 5,350 shares owned individually by Mr. Pender, 2,500 shares held by Mr. Pender's individual retirement account and 2,800 shares held by his spouse's individual retirement account.
(8) Includes 14,660 shares held in a revocable living trust of which Mr. Pratt is the trustee and a beneficiary. In addition, amount includes 9,832 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.
(9) Includes 55,779 shares held by a trust for Mr. Wellman for which he serves as the trustee and 40,000 shares held by a trust for Mr. Wellman's wife for which he also serves as the trustee.
(10) Includes 28,020 shares owned individually by Dr. Wellman and 3,000 shares held by his three minor children for which he is the custodian.
(11) Includes 73,532 shares subject to presently-exercisable warrants or options.


Item 12.        Certain Relationships and Related Transactions.

        Sam D. Norton, a director of the Company, is a partner with the law firm of Norton, Gurley, Hammersly & Lopez, P.A., which received from the Company legal fees during fiscal 1999 and 1998 totaling $11,000 and $16,500, respectively, for services rendered to the Company. Timothy J. Clarke, also a director of the Company, is owner of Clarke Advertising and Public Relations, to which the Company paid a total of $56,000 and $62,025 during 1999 and 1998, respectively, which includes costs passed through by other companies providing marketing services to the Company. Michael R. Pender, Jr., another director of the Company, provided accounting services to the Company and received accounting fees during fiscal 1999 and 1998 totaling $2,250 and $3,965, respectively.

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

Item 13.        Exhibits and Reports on Form 8-K.

        (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-18 under the Securities Act of 1933 for the Registrant, as filed with the Securities and Exchange Commission on June 6, 1991, Registration No. 33-41045, as amended on July 15, 1991 by Amendment No. 1 and as amended on August 5, 1991 by Amendment No. 2 (the "S-18"), (ii) the Annual Report on Form 10-KSB for the year ended December 31, 1992 (the "1992 10-KSB"), (iii) the Annual Report on Form 10-KSB for the year ended December 31, 1993 (the "1993 10-KSB") or (iv) the Current Report on Form 8-K dated November 3, 1995 (the "11/3/95 8-K"); or (v) the Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "1998 10-KSB"). The exhibit numbers correspond to the exhibit numbers in the referenced document.

  Exhibit No.                  Description of Exhibit

     *3.1     -   Articles of Incorporation dated December 28, 1990 (S-18).

     *3.2     -   Articles of Amendment dated May 7, 1991 (S-18).

     *3.3     -   Articles of Amendment dated May 21, 1991 (S-18).

     *3.4     -   By-Laws adopted June 3, 1991 (S-18).

    *10.1     -   Shareholders Agreement dated April 29, 1991 by and among the
                  Organizers of the Registrant (S-18).

    *10.2     -   Employment Agreement dated January 1, 1998 between the
                  Registrant and Christine L. Jennings.  (1998 10-KSB)

    *10.3     -   Lease Agreement dated June 3, 1991 between the Registrant and
                  Theodore C. Steffens, Receiver regarding lease of office space in One Sarasota Tower, Sarasota, Florida (S-18).

    *10.4     -   Ground Lease Agreement dated November 30, 1993 between the
                  Registrant and One Sarasota Tower, Inc. (1993 10-KSB).

    *10.5     -   1998 Stock Option Plan. (1998 10-KSB)

    *10.6     -   Form of Incentive Stock Option Agreement.   (1998 10-KSB)

     10.7     -   Severance Protection Agreement dated June 17, 1998 between the
                  Company, the Bank and Paul D. Thatcher.

    *21.1     -   Subsidiaries of the Registrant (1992 10-KSB).

     23.1     -   Consent of Saltmarsh, Cleaveland & Gund.

     27.1     -   Financial Data Schedule (for SEC use only).


        (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                            SARASOTA BANCORPORATION, INC.



Dated: March 30, 2000       By: /s/ Christine L. Jennings
                               ------------------------------
                               Christine L. Jennings
                               President and Chief Executive Officer (Principal Executive Officer)


Dated: March 30, 2000       By: /s/ Susan K. Flynn
                               -------------------------
                               Susan K. Flynn
                               Senior Vice President and Cashier (Principal
                               Financial and Accounting Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                                             Date

        /s/ Susan M. Baker                                      March 30, 2000
------------------------------------------
SUSAN M. BAKER
Class II Director

        /s/ Kenneth H. Barr                                     March 30, 2000
------------------------------------------
KENNETH H. BARR
Class II Director

        /s/ Timothy J. Clarke                                   March 30, 2000
------------------------------------------
TIMOTHY J. CLARKE
Class III Director

                       [SIGNATURES CONTINUED ON NEXT PAGE]

        /s/ James W. Demler, M.D.                               March 30, 2000
-------------------------------------------
JAMES W. DEMLER, M.D.
Class I Director

        /s/ Christine L. Jennings                               March 30, 2000
-------------------------------------------
CHRISTINE L. JENNINGS
President, Chief Executive
Officer and Class III Director

        /s/ Edward S. Levi                                      March 30, 2000
-------------------------------------------
EDWARD S. LEVI
Class I Director

        /s/ Sam D. Norton                                       March 30, 2000
-------------------------------------------
SAM D. NORTON
Secretary and Class III Director

        /s/ Michael R. Pender, Jr.                              March 30, 2000
-------------------------------------------
MICHAEL R. PENDER, JR.
Treasurer and Class III Director

        /s/ A. Dean Pratt                                       March 30, 2000
-------------------------------------------
A. DEAN PRATT
Class I Director

        /s/ Gilbert J. Wellman                                  March 30, 2000
-------------------------------------------
GILBERT J. WELLMAN
Chairman of the Board and
Class II Director

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

                                  EXHIBIT INDEX

   Exhibit No.                Description of Exhibit

      10.7    -   Severance Protection Agreement dated June 17, 1998 between the
                  Company, the Bank and Paul D. Thatcher.

      23.1    -   Consent of Saltmarsh, Cleaveland & Gund.

      27.1    -   Financial Data Schedule (for SEC use only).