Form 10QSB
period 2000-03-31
SARASOTA BANCORPORATION INC / FL
filed 2000-05-15
CIK 875707

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
     March 31, 2000                                       33-41045


                          SARASOTA BANCORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           Florida                                               65-0235255
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



           Two North Tamiami Trail, Suite 100, Sarasota, Florida 34236
        -----------------------------------------------------------------
                    (Address of principal executive offices)



                                 (941) 955-2626
                     ---------------------------------------
                           (Issuer's telephone number)



                                 Not applicable
        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [X]                 No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock, $.01 Par Value                    559,140
    ------------------------------------     --------------------------------
              Class                             Outstanding at May 9, 2000

Transitional Small Business Disclosure Format (Check One):

Yes  [ ]      No  [X]

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)




ASSETS                                                                       MARCH 31, 2000      DECEMBER 31, 1999
                                                                             --------------      -----------------

Cash and Due From Banks                                                       $  2,191,025           3,499,503
Federal Funds Sold                                                               4,935,000             535,000
Securities held to maturity                                                             --                  --
Securities available for sale                                                   20,524,782          17,659,424
Loans (Net)                                                                     73,606,926          71,234,573
Accrued interest receivable                                                        610,999             560,533
Foreclosed real estate                                                              53,673              57,273
Repossesed assets                                                                       --             423,583
Furniture and equipment,net                                                        345,689             355,233
Deferred income taxes                                                              636,843             582,286
Other assets                                                                        42,721             282,440
                                                                              ------------          ----------

     TOTAL ASSETS:                                                            $102,947,658          95,189,848
                                                                              ============          ==========




LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:

Demand deposits                                                               $ 10,294,369           9,702,466
NOW an d money market deposits                                                  28,891,950          28,613,750
Savings deposits                                                                   701,539             837,752
Other time deposits                                                             52,709,090          46,616,740
                                                                              ------------          ----------
  Total deposits                                                                92,596,948          85,770,708
                                                                              ------------          ----------

Repurchase agreements                                                            2,650,462           2,157,832
Income taxes payable                                                                    --              59,300
Accrued interrest payable                                                          246,872             200,372
Other liabilities                                                                  335,206             159,407
                                                                              ------------          ----------

     TOTAL LIABILITIES:                                                         95,829,488          88,347,619

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 Par Value.  Authorized 1,000,000 shares;
   None Issued or Outstanding                                                           --                  --
Common Stock, $.01 Par Value.  Authorized 10,000,000 shares;
     Outstanding 559,140 shares                                                      5,591               5,591
Additional Paid-In Capital                                                       5,588,927           5,588,927
Treasury stock, at cost                                                            (15,590)            (18,839)
Retained earnings (deficit)                                                      2,099,870           1,788,063
Net unrealized appreciation on available-for-sale securities (net)                (560,628)           (521,513)
                                                                              ------------          ----------

     TOTAL STOCKHOLDERS' EQUITY:                                                 7,118,170           6,842,229
                                                                              ------------          ----------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                              $102,947,658          95,189,848
                                                                              ============          ==========


                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)



                                                                             THREE MONTHS          THREE MONTHS
                                                                                 ENDED                 ENDED
                                                                                3/31/00              3/31/99
                                                                             ------------          ------------

INTEREST INCOME:

Interest and Fees on Loans                                                    $1,821,217            1,396,030
Interest on Federal Funds Sold                                                    59,976               78,152
Interest on Investment Securities                                                297,779              267,585
                                                                              ----------            ---------

     TOTAL INTEREST INCOME:                                                    2,178,972            1,741,767

INTEREST EXPENSE:

Interest on Deposits                                                           1,038,757              765,422
Interest on Borrowings                                                            12,836               14,319
Interest on Repurchase agreements                                                 31,001               35,624
                                                                              ----------            ---------


     TOTAL INTEREST EXPENSE:                                                   1,082,594              815,365
                                                                              ----------            ---------

     NET INTEREST INCOME:                                                      1,096,378              926,402

Provision For Possible Loan Losses                                                44,600               46,100
                                                                              ----------            ---------

     NET INTEREST INCOME (LOSS) AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES:                                   1,051,778              880,302

OTHER OPERATING INCOME:

Service Charges on Deposit Accounts                                               51,152               41,317
Other Fees and Other Income                                                      103,654               33,314
                                                                              ----------            ---------

     NET OTHER OPERATING INCOME:                                                 154,806               74,631


OPERATING EXPENSES:

Salaries and employee benefits                                                   253,432              241,890
Occupancy                                                                         80,236              102,593
Loan costs                                                                       161,288                   --
Data processing                                                                   50,194               21,661
Professional Fees                                                                 48,649               45,643
Other                                                                            102,877              197,215
                                                                              ----------            ---------

     TOTAL OTHER OPERATING EXPENSES:                                             696,676              609,002
                                                                              ----------            ---------

     INCOME BEFORE TAXES                                                         509,908              345,931

     PROVISION FOR TAXES                                                         198,100              125,000
                                                                              ----------            ---------

     NET INCOME (LOSS)                                                        $  311,808              220,931
                                                                              ==========            =========


INCOME (LOSS) PER SHARE                                                       $     0.56            $    0.40
                                                                              ==========            =========


                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)


                                                                             THREE MONTHS          THREE MONTHS
                                                                                 ENDED                 ENDED
                                                                                3/31/00               3/31/99
                                                                             ------------          ------------

CASH FLOWS FROM OPERATING ACTIVITY:

NET INCOME (LOSS)                                                             $   311,808               220,931
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH FLOWS FROM OPERATIONS:

Depreciation                                                                        9,544                20,250
Provision for Loan Losses                                                          44,600                46,100
Deferred tax (benefit) expense                                                         --                    --
(Increase) Decrease in Accrued Interest Receivable                                (50,466)              (30,838)
(Increase)Decreased in Foreclosed real estate                                       3,600                 3,600
(Increase)Decrease in repossesed assets                                           423,583                    --
(Increase)Decrease in deferred income taxes                                       (54,557)                   --
(Increase)Decrease in other assets                                                239,719                 1,536
(Decrease)Increase in income taxes payable                                        (59,300)                   --
(Decrease)Increase in repurchase agreements                                       492,630             1,144,275
(Decrease)Increase in accrued interest payable and other liabilibities            222,299              (314,889)
                                                                              -----------           -----------

     NET CASH USED IN OPERATING ACTIVITIES:                                     1,583,460             1,090,965
                                                                              -----------           -----------


CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities, Net                                         (2,904,473)             (346,187)
Purchase of furniture & equipment                                                      --                (5,102)
Purchase of Treasury Stock                                                             --                    --
Increase in Loans, Net                                                         (2,416,954)           (3,806,695)
                                                                              -----------           -----------

NET CASH USED IN INVESTING ACTIVITIES:                                         (5,321,427)           (4,157,984)
                                                                              -----------           -----------


CASH FLOW FROM FINANCING ACTIVITIES:


Proceeds from issuance of common stock                                                 --                    --
Proceeds from sale of treasury stock                                                3,249                    --
Net Increase in Deposits                                                        6,826,240             9,901,553
                                                                              -----------           -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                                      6,829,489             9,901,553
                                                                              -----------           -----------

NET INCREASE (DECREASE) IN CASH:                                                3,091,522             6,834,534

CASH AS BEGINNING OF PERIOD:                                                    4,034,503             5,266,115
                                                                              -----------           -----------

CASH AT END OF PERIOD:                                                        $ 7,126,025            12,100,649
                                                                              ===========           ===========

Supplemental Disclosure of Cash Flow Information -
    Cash Paid During The Period For Interest:                                 $ 1,082,594               815,365
                                                                              ===========           ===========

    CASH PAID DURING THE PERIOD FOR INCOME TAXES:                             $   257,400               125,000
                                                                              ===========           ===========

                          SARASOTA BANCORPORATION, INC
                                 AND SUBSIDIARY

                    Notes to Financial Statements (Unaudited)
                                 March 31, 2000

NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to form 10-Q- SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10- KSB for the year ended December 31, 1999.

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

         Investment Securities. As of March 31, 2000, no Investment Securities were carried as "Held to Maturity."

         Available for Sale Securities. As of March 31, 2000, the market value of "Available for Sale Securities" was $20,524,782.

         Earnings (Loss) Per Share. Earnings per share were $.56 for the quarter ended March 31, 2000. The earnings per share for this quarter may not be indicative of projected earnings (losses) for the year ending December 31, 2000.

         Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As of March 31, 2000, the provision for income taxes was $198,100.

         Statement of Cash Flows. The presentation of the statement of cash flows is condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.

NOTE 4 - RELATED PARTIES

         One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the three months ended March 31, 2000 were $2,440. Another director provides advertising, printing and other miscellaneous services to the Company. The gross billings, which include costs passed through to other companies providing services to the Company, were $31,285 for the three months ended March 31, 2000. Another director provides accounting services for the Company. Fees for these services for the quarter ended March 31, 2000 were $923.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.'s (the "Company") financial condition and results of operations reflected in the Company's unaudited financial statements for the first quarter ended March 31, 2000.


RESULTS OF OPERATIONS

         The Company's net income for the first quarter of 2000 was $311,808, a 41.1% increase compared to $220,931 for the same period in 1999. Earnings per share increased to $0.56 in the first quarter of 2000 compared to $0.40 per share for the same period in 1999. The increase in net income is primarily attributable to a 30.5% increase in interest and fees on loans for the three-month period ended March 31, 2000. Interest on investment securities increased 11.3%, while interest on Federal Funds sold decreased 23.3% for the three-month period ended March 31, 2000.

         Net interest income after the provision for loan losses for the first quarter of 2000 increased $171,476, or 19.5%, to $1,051,778 from a balance of $880,302 for the first quarter of 1999. The increase in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 4.68% for the first quarter of 2000 compared to 4.15% for the first quarter of 1999. The net interest margin for the three months ended March 31, 2000 was 4.53% on average earning assets of $94,700,200. For the same period in 1999, the net interest margin was 4.42% on average earning assets of $84,997,900. The increase in net interest margin is reflective of growth in higher priced consumer loan accounts and lower priced deposits.

         Non-interest expense for the first quarter of 2000 increased $87,674, or 14.4%, as compared to the first quarter of 1999. This increase is primarily the result of increased data processing fees and loan servicing fees.

         Non-interest income increased $80,175, or 107.4%, during the first quarter ended March 31, 2000 as compared to the same period in 1999. The increase in non-interest income is attributable in part to fees received from a developer in connection with the Bank's agreement to temporarily close its drive thru facility while a three story garage was built directly over the top of the facility. Another attribution of the increase was associated with a new accounts receivable loan service initiated by the Bank during the fourth quarter of 1999.

FINANCIAL CONDITION

         For the three month period ended March 31, 2000, the Company experienced continued asset, loan and deposit growth. Total assets increased 8.2% to $102,947,658 for the three month period ended March 31, 2000 from $95,189,848 at December 31, 1999. This increase is primarily attributable to an increase in loans of approximately $2.4 million, an increase in Federal Funds Sold of approximately $4.4 million and an increase in Securities Available for Sale of approximately 2.9 million during this period.

         The allowance for loan loss provision for the first quarter of 2000 was $44,600 compared to $46,100 in the first quarter of 1999. The reserve balance for loan losses as of March 31, 2000 was $820,100 as compared to $773,500 at December 31, 1999. At March 31, 2000, the allowance for loan losses represented 1.10% of total loans outstanding. Management considers the allowance to be adequate based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

         Through the first quarter of 2000, there was one charged-off loan in the amount of $1,000 and recoveries totaled $3,000, or a net of 0.003% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was .69% of total loans outstanding as of March 31 2000 compared to 0.44% of total loans outstanding as of the same period in 1999. At December 31, 1999, non-performing loans were $361,000, or
 .50%, of loans outstanding. The non-performing loans are primarily consumer loans and all of the non-performing loans are fully secured. There were no other loans past due in excess of 90 days as of March 31, 2000.

CAPITAL ADEQUACY

         Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (tier 1 capital), 8% for total risk-based capital, and at least 3% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company's tier 1 risk-based capital ratio at March 31, 2000 was 10.02%, its total risk-based capital ratio was 11.09%, and its leverage ratio was 7.72%.

LIQUIDITY

         The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 79.43% at March 31, 2000, cash and due from banks of $2,191,025 and federal funds sold of $4,935,000, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of

1995. The Company's actual results may differ materially from the results anticipated in these forward- looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made form time to time by, or on behalf of, the Company.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)      The following exhibit is filed with this report:


                 Exhibit No.               Description
                 -----------               -----------
                     27.1                  Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SARASOTA BANCORPORATION, INC


Dated:   May 9, 2000        By: /s/ Christine L. Jennings
                               ---------------------------------------------------------
                                     Christine L. Jennings
                                     President and Chief Executive Officer (Principal
                                     Executive Officer)



Dated:   May 9, 2000        By: /s/ Susan K. Flynn
                               ---------------------------------------------------------
                                     Susan K. Flynn
                                     Vice President and Chief Financial Officer
                                     (Principal Financial and Accounting Officer)


                                  EXHIBIT INDEX

Exhibit No.                                            Description
-----------                                            -----------

27.1                                             Financial Data Schedule
