Form 10QSB
period 2000-06-30
SARASOTA BANCORPORATION INC / FL
filed 2000-08-14
CIK 875707

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
      June 30, 2000                                           33-41045


                           SARASOTA BANCORPORATION,INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)



    Florida                                                  65-0235255
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

          Yes     X                No
               -------                 -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Common Stock, $.01 Par Value                                559,140
 --------------------------------                  ----------------------------
           Class                                   Outstanding at August 9, 2000

Transitional Small Business Disclosure Format (Check One):

Yes            No    X
    ------        ------

                      PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

ASSETS                                                     June 30, 2000             December 31, 1999
---------------------------------------------------    ---------------------         -----------------

Cash and Due From Banks                                   $        2,185,000                  3,499,503
Federal Funds Sold                                                 4,970,000                    535,000
Securities held to maturity                                                -                          -
Securities available for sale                                     18,392,961                 17,659,424
Loans (Net)                                                       80,846,396                 71,234,573
Accrued interest receivable                                          635,358                    560,533
Foreclosed real estate                                               246,697                     57,273
Repossesed assets                                                          -                    423,583
Furniture and equipment,net                                          332,453                    355,233
Deferred income taxes                                                631,123                    582,286
Other assets                                                          38,389                    282,440
                                                          ------------------       --------------------

     TOTAL ASSETS:                                        $      108,278,377                 95,189,848
                                                          ==================       ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------

LIABILITIES:

Demand deposits                                           $        9,872,997                  9,702,466
NOW and money market deposits                                     31,885,138                 28,613,750
Savings deposits                                                     723,396                    837,752
Other time deposits                                               54,799,203                 46,616,740
                                                          ------------------       --------------------
  Total deposits                                                  97,280,734                 85,770,708
                                                          ------------------       --------------------

Repurchase agreements                                              3,290,017                  2,157,832
Income taxes payable                                                    -                        59,300
Accrued interrest payable                                            231,647                    200,372
Other liabilities                                                    137,689                    159,407
                                                          ------------------       --------------------

  TOTAL LIABILITIES:                                             100,940,087                 88,347,619

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 Par Value.  Authorized 1,000,000 shares;
   None Issued or Outstanding                                          -                           -
Common Stock, $.01 Par Value.  Authorized 10,000,000 shares;
     Outstanding 559,140 shares                                        5,591                      5,591
Additional Paid-In Capital                                         5,588,927                  5,588,927
Treasury stock, at cost                                              (12,332)                   (18,839)
Retained earnings (deficit)                                        2,360,773                  1,788,063
Net unrealized appreciation on                                      (604,669)                  (521,513)
         available-for-sale securities (net)              -------------------      --------------------

     TOTAL STOCKHOLDERS' EQUITY:                                   7,338,290                  6,842,229
                                                          ------------------       --------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:          $      108,278,377                 95,189,848
                                                          ==================       ====================

REFER TO NOTES TO THE FINANCIAL STATEMENTS

                          SARASOTA BANCORPORATION, INC.
                                SARASOTA, FLORIDA

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (UNAUDITED)

                                                THREE MONTHS               THREE MONTHS         SIX MONTHS        SIX MONTHS
                                                   ENDED                      ENDED               ENDED             ENDED
                                                  6/30/00                    6/30/99             6/30/00           6/30/99
                                            ---------------------      -------------------   ----------------   --------------
INTEREST INCOME:
Interest and Fees on Loans .............    $           1,908,290                1,571,621          3,729,507       2,967,651
Interest on Federal Funds Sold .........                   62,583                   48,608            122,559         126,760
Interest on Investment Securities ......                  333,981                  291,911            631,760         559,496
                                            ---------------------      -------------------   ----------------   -------------

     TOTAL INTEREST INCOME: ............                2,304,854                1,912,140          4,483,826       3,653,907

INTEREST EXPENSE:

Interest on Deposits ...................                1,150,278                  797,438          2,189,035       1,562,860
Interest on Borrowings .................                   --                       24,524             12,836          38,843
Interest on Repurchase agreements ......                   47,664                   46,028             78,665          81,652
                                            ---------------------      -------------------   ----------------   -------------

     TOTAL INTEREST EXPENSE: ...........                1,197,942                  867,990          2,280,536       1,683,355
                                            ---------------------      -------------------   ----------------   -------------

     NET INTEREST INCOME: ..............                1,106,912                1,044,150          2,203,290       1,970,552

Provision For Possible Loan Losses .....                  102,000                   78,000            146,600         124,100
                                            ---------------------      -------------------   ----------------   -------------

     NET INTEREST INCOME (LOSS) AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES:            1,004,912                  966,150          2,056,690       1,846,452

OTHER OPERATING INCOME:

Service Charges on Deposit Accounts ....                   62,872                   55,643            114,024          96,960
Other Fees and Other Income ............                   74,912                   48,184            178,566          81,498
                                            ---------------------      -------------------   ----------------   -------------

     NET OTHER OPERATING INCOME: .......                  137,784                  103,827            292,590         178,458

OPERATING EXPENSES:

Salaries and employee benefits .........                  242,251                  234,590            495,683         476,480
Occupancy ..............................                   92,334                   89,639            172,570         192,232
Loan costs .............................                  155,993                  129,172            317,281         239,556
Data processing ........................                   52,377                   47,745            102,571          69,406
Professional Fees ..........................               56,416                   45,144            105,065          90,787
Other ......................................              123,248                   95,067            226,125         181,898
                                            ---------------------      -------------------   ----------------   -------------

     TOTAL OTHER OPERATING EXPENSES: .......              722,619                  641,357          1,419,295       1,250,359
                                            ---------------------      -------------------   ----------------   -------------

     INCOME BEFORE TAXES ...................              420,077                  428,620            929,985         774,551

     PROVISION FOR TAXES ...................              159,175                  160,500            357,275         285,500
                                            ---------------------      -------------------   ----------------   -------------

     NET INCOME (LOSS) .....................$             260,902                  268,120            572,710         489,051
                                            ---------------------      -------------------   ----------------   -------------

INCOME (LOSS) PER SHARE ....................                 0.47                     0.48               1.02            0.87
                                            ---------------------      -------------------   ----------------   -------------
REFER TO NOTES TO THE FINANCIAL STATEMENTS

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                   (UNAUDITED)


                                                                                  SIX MONTHS      SIX MONTHS
                                                                                     ENDED           ENDED
                                                                                    6/30/00        6/30/99
                                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITY:

NET INCOME (LOSS) ..........................................................      $    572,710         489,051
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH FLOWS FROM OPERATIONS:

Depreciation ...............................................................            22,781          31,602
Provision for Loan Losses ..................................................           146,600         124,100
Net accretion/amortization on securities ...................................              --              --
Deferred tax (benefit) expense .............................................           (48,837)           --
(Increase) Decrease in Accrued Interest Receivable .........................           (74,825)        (53,163)
(Increase) Decrease in A/R-employee stock purchase .........................              --              --
(Increase)Decreased in Foreclosed real estate ..............................          (189,424)          7,200
(Increase)Decrease in repossesed assets ....................................           423,583            --
(Increase)Decrease in other assets .........................................           244,050           1,446
(Decrease)Increase in repurchase agreements ................................         1,132,185       1,547,050
(Decrease)Increase in income taxes payable .................................           (59,300)           --
(Decrease)Increase in accrued interest payable and other liabilities .......             9,557        (233,943)
                                                                                  ------------    ------------

     NET CASH USED IN OPERATING ACTIVITIES: ................................         2,179,080       1,913,343
                                                                                  ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities, Net .....................................          (816,693)       (631,602)
Purchase of furniture & equipment ..........................................             --            (14,625)
Increase in Loans, Net .....................................................        (9,758,423)    (11,985,550)
                                                                                  ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES: .....................................       (10,575,116)    (12,631,777)
                                                                                  ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from sale of treasury stock .......................................             6,507            --
Net Increase in Deposits ...................................................        11,510,026      11,124,731
                                                                                  ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES: .................................        11,516,533      11,124,731
                                                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH: ...........................................         3,120,497         406,297

CASH AS BEGINNING OF PERIOD: ...............................................         4,034,503       5,266,115
                                                                                  ------------    ------------

CASH AT END OF PERIOD: .....................................................         7,155,000       5,672,412
                                                                                  ============    ============

Supplemental Disclosure of Cash Flow Information -
    Cash Paid During The Period For Interest: ..............................     $   2,280,536       1,683,355
                                                                                  ============    ============

REFER TO NOTES TO THE FINANCIAL STATEMENTS

                            SARASOTA BANCORPORATION, INC.
                                   AND SUBSIDIARY

                      Notes to Financial Statements (Unaudited)
                                    June 30, 2000


Note 1 - Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to form 10- QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1999.

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

     Investment Securities. As of June 30, 2000, no Investment Securities were carried as "Held to Maturity."

     Available for Sale Securities. As of June 30, 2000, the market value of "Available for Sale Securities" was $18,392,961.

     Organizational Costs. In accordance with FASB Statement No. 7, the Company and the subsidiary Bank capitalized all direct costs that were incurred in the expectation that they would generate future revenues and otherwise benefit periods after the subsidiary Bank opened for business. These capitalized costs, or organizational costs, are amortized over a sixty-month period using the straight line method. As of June 30, 2000, there were no unamortized organizational costs.

     Earnings Per Share. Earnings per share was $ .47 for the quarter ended June 30, 2000 and may not be indicative of projected earnings (losses) for the year ending December 31, 2000.

     Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As of June 30, 2000, the provision for taxes is $357,275.

     Statement of Cash Flows. The presentation of the statement of cash flows is condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.

Note 4 - Related Parties

     One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the six months ended June 30, 2000 was $9,504. This amount includes sums paid by the Bank to this firm as well as sums paid by bank customers and cost advances. Another director of the Company provides advertising, printing and other miscellaneous services to the Company. The gross billing, which includes costs passed through to other companies providing services to the Company, was $45,527 for the six months ended June 30, 2000. Another director provides accounting services for the Company. Fees for these services for the six months ended June 30, 2000 were $923.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.'s (the "Company") financial condition and results of operations as reflected in the Company's unaudited financial statements for the second quarter ended June 30, 2000.

Results of Operations

     The Company's net income for the second quarter of 2000 was $260,900, a 2.69% decrease compared to $268,100 for the same period in 1999. Earnings per share decreased to $0.47 in the second quarter of 2000 compared to $0.48 per share for the same period in 1999. Net income for the six months ended June 30, 2000 was $572,700 compared to $489,100 for the same period in 1999, an increase of $83,600 or 17.09%. The decrease in net income for the second quarter of 2000 is primarily attributable to a $24,000 or 30.77% increase in the provision for loan losses. The increase in net income for the six months ended June 30, 2000 was primarily attributable to a $761,900 or a 25.67% increase in interest and fees on loans.

         Net interest income after provision for loan losses for the second quarter of 2000 increased $38,800, or 4.02%, to $1,004,900 from a balance of $966,100 for the second quarter of 1999. Net interest income after provision for loan losses for the six months ended June 30, 2000 increased $210,200, or 11.38%, to $2,056,700 from a balance of $1,846,500 for the same period in 1999. The increases in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 4.77% for the second quarter of 2000 compared to 4.18% for the second quarter of 1999. The net interest margin for the six months and three months ended June 30, 2000 was 4.30% and 4.16% on average earning assets of $98,889,700 and $102,293,400, respectively, for the periods stated. For these same periods in 1999, the net interest margin was 4.58% and 4.73%, respectively, on average earning assets of $83,451,300 and $85,544,900, respectively. The decrease in net interest margin is reflective of growth in higher priced interest bearing liability accounts.

         Non-interest expense for the second quarter of 2000 increased $81,300, or 12.68%, as compared to the second quarter of 1999. Non-interest expense increased $168,900, or 13.51%, for the six-month period ended June 30, 2000 as compared to the same period of 1999. This increase is primarily the result of increased loan costs, data processing fees and professional service fees.

         Non-interest income increased $34,000, or 32.76 %, during the second quarter ended June 30, 2000 as compared to the same period in 1999. Non-interest income also increased $114,100, or 63.95%, for the six-month period ended June 30, 2000 as compared to the same period in 1999. The increase in non-interest income is attributable to increased service fees on depository accounts as well as increased income from "Business Manager", an accounts receivable program now offered by the Bank.

Financial Condition

         For the six month period ended June 30, 2000, the Company experienced continued asset, loan and deposit growth. Total assets increased 13.75% to $108,278,400 for the six month period ended June 30, 2000 from $95,189,800 at December 31, 1999. This increase is primarily attributable to an increase in loans of approximately $9.6 million and an increase in securities available for sale of approximately $730,000 during this period. Federal Funds sold increased during the six months ended June 30, 2000 by $4.4 million as a result of deposit growth experienced during the period.

         The allowance for loan loss provision for the second quarter of 2000 was $102,000 compared to $78,000 in the second quarter of 1999. The reserve balance for loan losses as of June 30, 2000 was $888,100 as compared to $773,500 at December 31, 1999. At June 30, 2000, the allowance for loan losses represented 1.09% of total loans outstanding. Management considers the allowance to be adequate based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

         Through the second quarter of 2000, charged-off loans totaled $37,000 with recoveries of $5,000, or a net of 0.04% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was $555,900, or 0.68%, as of June 30, 2000 compared to 0.37% as of the same period in 1999. As of December 31, 1999, non-performing loans were $291,500, or 0.44%, of loans outstanding. The increase in non-performing loans as compared to December 31, 1999 is primarily attributable to consumer loans past due from 30 to 90 days. There were no performing loans past due in excess of 90 days as of June 30, 2000.

Capital Adequacy

         Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk- based capital of 4% for core capital (Tier 1), 8% for total risk-based capital, and at least 3% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company's Tier 1 risk-based capital ratio at June 30, 2000 was 9.41%, its total risk-based capital ratio was 10.46%, and its leverage ratio was 7.98%.

Liquidity

         The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 83.08% at June 30, 2000, cash and due from banks of $2,185,000 and federal funds sold of $4,970,000, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

                             PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The 2000 Annual Meeting of Shareholders of the Company was held on April 18, 2000. At the meeting the following persons were elected as Class II directors to serve for a term of three years and until their successors are elected and qualified: Susan M. Baker, Kenneth H. Barr and Gilbert J. Wellman.

         The results of voting with respect to the election of the Class II directors were as follows:

                                        Votes                    Votes
                                         FOR                   WITHHELD
                                        -----                  --------
               Susan M. Baker          416,302                     0
               Kenneth H. Barr         416,302                     0
               Gilbert J. Wellman      416,302                     0



         The following persons did not stand for reelection to the Board at the 2000 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Timothy J. Clarke, James W. Demler, M.D., Christine L. Jennings, Edward S. Levi, Sam D. Norton, Michael R. Pender, Jr., and A. Dean Pratt.

         No other matters were presented or voted for at the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibit is filed with this report:

              Exhibit No.           Description
              -----------           -----------

                   27               Financial Data Schedule (for SEC use only)

         (b)  Reports on Form 8-K   No reports on Form 8-K were filed during the
                                    quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SARASOTA BANCORPORATION, INC


Dated:   August 10, 2000    By:   /s/ Christine L. Jennings
                                 ----------------------------
                                       Christine L. Jennings
                                       President (Principal Executive Officer)



                            By:  /s/ Susan K. Flynn
                                 ----------------------------
                                     Susan K. Flynn
                                     Senior Vice President and
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)