Form 10QSB
period 2000-09-30
SARASOTA BANCORPORATION INC / FL
filed 2000-11-13
CIK 875707

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                              Commission File Number:
       September 30, 2000                                       33-41045

                          SARASOTA BANCORPORATION, INC.
        (Exact name of small business issuer as specified in its charter)


         Florida                                                65-0235255
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


           Two North Tamiami Trail, Suite 100, Sarasota, Florida 34236
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (941) 955-2626
                       ----------------------------------
                           (Issuer's telephone number)

                                 Not applicable
             -----------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes               x               No
                           -----------------            -------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.01 Par Value                            559,140
     ----------------------------               --------------------------------
              Class                              Outstanding at November 6, 2000

Transitional Small Business Disclosure Format (Check One):

Yes                   No    X
    ------               -------

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

ASSETS                                                           September 30, 2000         December 31, 1999
--------------------------------------------------               ---------------------      -----------------

Cash and Due From Banks                                                $   3,123,984                3,499,503
Federal Funds Sold                                                           910,000                  535,000
Securities held to maturity                                                        -                        -
Securities available for sale                                             18,159,275               17,659,424
Loans (Net)                                                               85,479,680               71,234,573
Accrued interest receivable                                                  718,411                  560,533
Foreclosed real estate                                                       243,627                   57,273
Repossesed assets                                                            154,707                  423,583
Furniture and equipment,net                                                  319,216                  355,233
Deferred income taxes                                                        511,809                  582,286
Other assets                                                                  60,476                  282,440
                                                                       -------------               ----------

     TOTAL ASSETS:                                                     $ 109,681,185               95,189,848
                                                                       =============               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------

LIABILITIES:

Demand deposits                                                          $ 9,114,396                9,702,466
NOW and money market deposits                                             26,294,576               28,613,750
Savings deposits                                                             688,503                  837,752
Other time deposits                                                       57,082,051               46,616,740
                                                                       -------------               ----------
  Total deposits                                                          93,179,526               85,770,708
                                                                       -------------               ----------

Repurchase agreements                                                      5,156,419                2,157,832
Borrowed funds-FHLB                                                        3,000,000
Income taxes payable                                                          24,000                   59,300
Accrued interrest payable                                                    246,853                  200,372
Other liabilities                                                            261,203                  159,407
                                                                       -------------               ----------

     TOTAL LIABILITIES:                                                  101,868,001               88,347,619

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 Par Value.  Authorized 1,000,000 shares;
   None Issued or Outstanding                                                      -                        -
Common Stock, $.01 Par Value.  Authorized 10,000,000 shares;
     Outstanding 559,140 shares                                                5,591                    5,591
Additional Paid-In Capital                                                 5,588,927                5,588,927
Treasury stock, at cost                                                      (12,332)                 (18,839)
Retained earnings                                                          2,632,510                1,788,063
Net unrealized appreciation on available-for-sale securities (net)          (401,512)                (521,513)
                                                                       -------------               ----------

     TOTAL STOCKHOLDERS' EQUITY:                                           7,813,184                6,842,229
                                                                       -------------               ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                       $ 109,681,185               95,189,848
                                                                       =============               ==========

                          SARASOTA BANCORPORATION, INC.
                                SARASOTA, FLORIDA

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                             THREE MONTHS              THREE MONTHS             NINE MONTHS           NINE MONTHS
                                                 ENDED                    ENDED                    ENDED                 ENDED
                                                9/30/00                  9/30/99                  9/30/00               9/30/99
                                         ----------------------    ---------------------    --------------------   -----------------
INTEREST INCOME:
Interest and Fees on Loans                   $ 2,071,563                1,718,951               5,801,070                4,686,602
Interest on Federal Funds Sold                    11,858                   50,489                 134,417                  177,249
Interest on Investment Securities                313,816                  272,722                 945,576                  832,218
                                              ----------                ---------               ---------                ---------

     TOTAL INTEREST INCOME:                    2,397,237                2,042,162               6,881,063                5,696,069

INTEREST EXPENSE:

Interest on Deposits                           1,174,018                  878,974               3,363,053                2,441,834
Interest on Borrowings                            11,934                   16,809                  24,770                   55,652
Interest on Repurchase agreements                 58,817                   39,078                 137,482                  120,730
                                              ----------                ---------               ---------                ---------

     TOTAL INTEREST EXPENSE:                   1,244,769                  934,861               3,525,305                2,618,216
                                              ----------                ---------               ---------                ---------

     NET INTEREST INCOME:                      1,152,468                1,107,301               3,355,758                3,077,853

Provision For Possible Loan Losses               147,000                  100,000                 293,600                  224,100
                                              ----------                ---------               ---------                ---------

     NET INTEREST INCOME (LOSS) AFTER
        PROVISION FOR POSSIBLE LOAN LOSSES:    1,005,468                1,007,301               3,062,158                2,853,753

OTHER OPERATING INCOME:

Service Charges on Deposit Accounts               70,982                   67,235                 185,006                  164,195
Other Fees and Other Income                       58,674                   47,710                 237,240                  129,208
                                              ----------                ---------               ---------                ---------

     NET OTHER OPERATING INCOME:                 129,656                  114,945                 422,246                  293,403

OPERATING EXPENSES:

Salaries and employee benefits                   239,127                  239,956                 734,810                  716,436
Occupancy                                         98,031                   98,792                 270,601                  291,024
Loan costs                                       184,120                  162,703                 501,401                  402,259
Data processing                                   39,081                   43,955                 141,652                  113,361
Professional Fees                                 58,484                   41,438                 163,549                  132,225
Other                                            100,543                   98,385                 326,668                  280,283
                                              ----------                ---------               ---------                ---------

     TOTAL OTHER OPERATING EXPENSES:             719,386                  685,229               2,138,681                1,935,588
                                              ----------                ---------               ---------                ---------

     INCOME BEFORE TAXES                         415,738                  437,017               1,345,723                1,211,568

     PROVISION FOR TAXES                         144,000                  162,617                 501,275                  448,117
                                              ----------                ---------               ---------                ---------

     NET INCOME (LOSS)                        $  271,738                  274,400                 844,448                  763,451
                                              ==========                =========               =========                =========

INCOME (LOSS) PER SHARE                       $     0.49                     0.49                    1.51                     1.37
                                              ==========                =========               =========                =========

                         SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                NINE MONTHS                     NINE MONTHS
                                                                   ENDED                           ENDED
                                                                  9/30/00                         9/30/99
                                                            ---------------------          ----------------------
CASH FLOWS FROM OPERATING ACTIVITY:

NET INCOME (LOSS)                                                      $ 844,448                         763,451
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH FLOWS FROM OPERATIONS:

Depreciation and amortization                                             41,777                          40,807
Provision for Loan Losses                                                293,600                         224,100
Net accretion/amortization on securities                                       -                               -
(Increase) Decrease in Accrued Interest Receivable                      (157,878)                        (74,881)
(Increase) Decrease in A/R-employee stock purchase                             -                         (24,077)
(Increase)Decreased in Foreclosed real estate                           (186,354)                         10,800
(Increase)Decrease in repossesed assets                                  268,876                               -
(Increase)Decrease in other assets                                       216,203                         (11,437)
(Decrease)Increase in income taxes payable                               (35,300)                              -
(Decrease)Increase in accrued interest payable and other liabilities     148,277                        (295,311)
                                                                      ----------                      ----------

     NET CASH USED IN OPERATING ACTIVITIES:                            1,433,649                         633,452
                                                                      ----------                      ----------

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities, Net                                  (309,373)                        371,826
Purchase of furniture & equipment                                              -                         (32,079)
Increase in Loans, Net                                               (14,538,707)                    (15,615,067)
                                                                     -----------                      ----------

NET CASH USED IN INVESTING ACTIVITIES:                               (14,848,080)                    (15,275,320)
                                                                     -----------                      ----------

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from sale of treasury stock                                       6,507                          27,848
Proceeds from FHLB borrowing                                           3,000,000                               -
(Decrease) Increase in repurchase agreements                           2,998,587                         318,734
Net Increase in Deposits                                               7,408,818                      16,211,256
                                                                     -----------                      ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                            13,413,912                      16,557,838
                                                                     -----------                      ----------

NET INCREASE (DECREASE) IN CASH:                                            (519)                      1,915,970

CASH AS BEGINNING OF PERIOD:                                           4,034,503                       5,266,115
                                                                     -----------                      ----------

CASH AT END OF PERIOD:                                                 4,033,984                       7,182,085
                                                                     ===========                      ==========
Supplemental Disclosure of Cash Flow Information -
    Cash Paid During The Period For Interest:                       $  3,478,824                       2,589,715
                                                                     ===========                      ==========

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY
                    Notes to Financial Statements (Unaudited)
                               September 30, 2000

Note 1 - Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1999.

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

         Investment Securities. As of September 30, 2000, no Investment Securities were carried as "Held to Maturity."

         Available for Sale Securities. As of September 30, 2000, the market value of "Available for Sale Securities" was $18,159,275.

         Net Income Per Share. Net income per share was $ .49 for the quarter ended September 30, 2000 and may not be indicative of projected earnings (losses) for the year ending December 31, 2000.

         Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As of September 30, 2000, the provision for taxes was $501,275.

         Statement of Cash Flows. The presentation of the statement of cash flows is condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.

         Note 4 - Related Parties

         One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the nine months ended September 30, 2000 was $18,396. This amount includes sums paid by the Bank to this firm as well as sums paid by bank customers and cost advances. Another director of the Company provides advertising, printing and other miscellaneous services to the Company. The gross billing, which includes costs passed through to other companies providing services to the Company, was $52,354 for the nine months ended September 30, 2000. Another director provides accounting services for the Company. Fees for these services for the nine months ended September 30, 2000 were $5,534.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.'s (the "Company") financial condition and results of operations as reflected in the Company's unaudited financial statements for the third quarter ended September 30, 2000.

Results of Operations

         The Company's net income for the third quarter of 2000 was $271,738, a 0.97% decrease as compared to $274,400 for the same period in 1999. Earnings per share remained constant at $0.49 per share for the third quarter of 2000 as compared to the same period in 1999. Net income for the nine months ended September 30, 2000 was $844,448 compared to $763,451 for the same period in 1999, an increase of $80,997 or 10.61%. The decrease in net income for the third quarter of 2000 is primarily attributable to a $47,000 or 47.00% increase in the provision for loan losses as a result of the loan relationship discussed below in "Financial Condition." The increase in net income for the nine months ended September 30, 2000 was primarily attributable to a $1,114,468 or a 23.78% increase in interest and fees on loans.

         Net interest income after provision for loan losses for the third quarter of 2000 decreased $1,833, or 0.18%, to $1,005,468 from a balance of $1,007,301 for the third quarter of 1999. Net interest income after provision for loan losses for the nine months ended September 30, 2000 increased $208,405, or 7.30%, to $3,062,158 from a balance of $2,853,753 for the same period in 1999. The increase in net interest income for the nine-month period ended September 30, 2000 resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 4.85% for the third quarter of 2000 compared to 4.23% for the third quarter of 1999. The net interest margin for the nine months ended September 30, 2000 was 4.28% on average earning assets of $101,863,000 for the period stated. For the same period in 1999, the net interest margin was 4.65%, on average earning assets of $87,800,000. The decrease in net interest margin is reflective of growth in higher priced interest bearing liability accounts.

         Non-interest expense for the third quarter of 2000 increased $34,157, or 4.98%, as compared to the third quarter of 1999. Non-interest expense increased $203,093, or 10.49%, for the nine-month period ended September 30, 2000 as compared to the same period in 1999. This increase is primarily the result of increased loan costs, data processing fees and professional service fees.

         Non-interest income increased $14,711, or 12.79%, during the third quarter ended September 30, 2000 as compared to the same period in 1999. Non-interest income also increased $128,843, or 43.91%, for the nine-month period ended September 30, 2000 as compared to the same period in 1999. The increase in non-interest income is attributable to increased service fees on depository accounts as well as increased income from "Business Manager," an accounts receivable servicing program now offered by the Bank.

Financial Condition

         For the nine-month period ended September 30, 2000, the Company experienced continued asset, loan and deposit growth. Total assets increased 15.22% to $109,681,185 for the nine-month period ended September 30, 2000 from $95,189,848 at December 31, 1999. This increase is primarily attributable to an increase in loans of approximately $14,245,000 and an increase in securities available for sale of approximately $500,000 during this period.

         The allowance for loan loss provision for the third quarter of 2000 was $147,000 compared to $100,000 in the third quarter of 1999. The reserve balance for loan losses as of September 30, 2000 was $893,331 as compared to $764,874 at December 31, 1999. At September 30, 2000, the allowance for loan losses represented 1.03% of total loans outstanding. Management considers the allowance to be adequate based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

         Through the third quarter of 2000, charged-off loans totaled $181,683 with recoveries of $7,889, or a net of 0.20% of total gross loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was $431,000, or 0.50%, as of September 30, 2000 compared to 0.29% as of the same period in 1999. At year ended December 31, 1999, non-performing loans were $291,500, or 0.44%, of loans outstanding. The increase in non-performing loans as compared to December 31, 1999 is primarily attributable to consumer loans past due from 30 to 90 days. There were no non-performing loans past due in excess of 90 days as of September 30, 2000. The Bank has entered into a workout agreement with one of its borrowers in an effort to assist the borrower in restructuring certain financial-related operations of the borrower's business. The outstanding balances of this relationship were approximately $1,400,000 as of September 30,2000, which includes a Business Manager account balance of $647,000. As of November 6, 2000, the outstanding balances of this relationship were approximatley $1.1 million. The anticipated workout period for this relationship is three years. The increase in the provision for loan losses discussed above is primarily attributable to this loan relationship.

Capital Adequacy

         Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (Tier 1), 8% for total risk-based capital, and at least 3% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company's Tier 1 risk-based capital ratio at September 30, 2000 was 9.63%, its total risk-based capital ratio was 10.68%, and its leverage ratio was 7.70%.

Liquidity

         The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 91.74% at September 30, 2000, cash and due from banks of $3,123,984 and federal funds sold of $910,000, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

                           PART II. OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K
------            --------------------------------

         (a)      The following exhibit is filed with this report:

                  Exhibit No.               Description

                           27         Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SARASOTA BANCORPORATION, INC

Dated:   November 6th, 2000                  By:   /s/ Christine L. Jennings
                                                --------------------------------
                                                       Christine L. Jennings
                                                       President (Principal
                                                       Executive Officer)



                                             By:   /s/ Susan K. Flynn
                                                --------------------------------
                                                       Susan K. Flynn
                                                       Senior Vice President and
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                        Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                                  Description

27                                  Financial Data Schedule