Form 10KSB
period 2000-12-31
SARASOTA BANCORPORATION INC / FL
filed 2001-04-02
CIK 875707

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
------------------

                                   FORM 10-KSB
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended              December 31, 2000
                                   ---------------------------------------------

                                       OR

  [  ]  TRANSITION  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
        For the transition period from                    to
                                       ------------------    -------------------

                         Commission file number 33-41045
                                                --------
                          SARASOTA BANCORPORATION, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Florida                                        65-0235255
 ----------------------------------            ---------------------------------
  (State or Other Jurisdiction                    (I.R.S. Employer
   of Incorporation or Organization)               Identification No.)

  Two North Tamiami Trail, Suite 100, Sarasota, Florida             34236
 -------------------------------------------------------     -------------------
         (Address of principal executive offices)                 (Zip Code)

                                 (941) 955-2626
 -------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

                                                Name of each exchange
     Title of each class                        on which registered
     -------------------                        ---------------------

           None                                         None
--------------------------------          --------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                      None
     ----------------------------------------------------------------------
                                 Title of class

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
   -------      ------

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year:   $9,399,000
                                                         -----------------------
     Aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2001:*
                                   $4,646,616
 -------------------------------------------------------------------------------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                   559,140 common shares as of March 30, 2001
--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):
Yes      No   X
    ---     ----


* As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the book value of the Common Stock of the Registrant at December 31, 2000. For the purpose of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

          Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

        Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2001 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART I

Item 1. Description of Business.
------  -----------------------
         Sarasota BanCorporation, Inc. (the "Company") was incorporated under the laws of the State of Florida on December 28, 1990 and owns 100% of the outstanding capital stock of Sarasota Bank (the "Bank"). The Company was incorporated as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations.

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

Market Area and Competition

         The primary service area ("PSA") for the Bank encompasses approximately fifteen square miles in and around Sarasota, Florida, and includes Bird Key, St. Armand and Lido Key, which lie just off the coast of the City of Sarasota. In addition, the Bank services customers outside the Bank's PSA, but within other parts of Sarasota County. Competition among financial institutions in this area is intense. There are 131 banking offices and 23 offices of savings and loan associations within the PSA of the Bank. Most of these offices are branches of or are affiliated with major bank holding companies.

         Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects such bank's loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the designing of unique financial services products. The Bank competes with financial institutions which have much greater financial resources than the Bank, and which may be able to offer a greater number and more unique services and possibly better terms to their customers. However, management of the Bank believes that the Bank will be able to continue to attract sufficient deposits to enable the Bank to compete effectively with other area financial institutions.

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

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

         The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2000 and 1999. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                           AVERAGE CONSOLIDATED ASSETS

                                            Year Ended           Year Ended
                                         December 31, 2000    December 31, 1999
                                         -----------------    -----------------
Cash and due from banks.................  $ 2,706,926          $  3,151,723
Taxable securities......................   16,485,750            16,651,146
Tax exempt securities...................    2,118,532             1,027,914
Federal funds sold......................    3,169,459             4,650,395
Net loans...............................   80,086,823            63,912,665
                                         ------------           -----------
     Total earning assets...............  104,567,490            89,393,843
Other assets............................    2,028,921             1,198,799
                                         ------------           -----------
     Total assets....................... $106,596,411          $ 90,592,642
                                         ============           ===========

            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   Year Ended               Year Ended
                                                                December 31, 2000       December 31, 1999
                                                                -----------------       -----------------
Non interest-bearing deposits...........................          $  10,633,679            $   9,854,934
NOW and money market deposits...........................             28,568,826               24,351,326
Savings deposits........................................                728,183                  940,740
Time deposits...........................................             54,027,380               43,231,332
Repurchase agreements...................................              3,594,314                3,359,901
Other liabilities.......................................              1,642,263                2,513,477
                                                                    ------------          --------------
     Total liabilities..................................             99,194,645               84,251,710
Stockholders' equity....................................              7,401,766                6,340,932
                                                                    ------------          --------------
     Total liabilities and stockholders' equity.........          $ 106,596,411            $  90,592,642
                                                                    ===========           ==============

        The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                                                        Year Ended December 31, 2000
                                                                        ----------------------------
                                                                 Average              Interest           Average
                         Assets                                  Amount                Earned             Yield
                         ------                                  -------              --------           -------
Taxable securities...................................     $  16,485,750          $    1,120,131             6.79%
Tax-exempt securities................................         2,118,532                 176,211             8.32%
                                                          -------------          --------------          -------
     Total securities................................        18,604,282               1,296,342             6.97%
Federal funds sold...................................         3,169,459                 198,651             6.27%
Net loans............................................        80,086,823               7,433,953(1)          9.28%
                                                          -------------          --------------          -------
     Total earning assets...............................  $ 101,860,564          $    8,928,946             8.77%
                                                          =============          ==============          =======
                      Liabilities
NOW and money market deposits........................     $  28,568,826          $    1,295,251             4.53%
Savings deposits.....................................           728,183                   8,952             1.23%
Time deposits........................................        54,027,380               3,327,322             6.16%
Repurchase agreements................................         3,594,314                 212,013             5.90%
Other interest-bearing liabilities...................         1,428,455                  75,940             5.32%
                                                          -------------          --------------          -------
     Total interest-bearing liabilities..............     $  88,347,158          $    4,919,478             5.57%
                                                          =============          ==============          =======

Net yield on earning assets..........................                                                       3.93%

                                                                                                         =======
----------------------------
   (1)  Interest  earned on net loans  includes  $295,858 in loan fees less loan service fees of $518,194 for 2000.


                                                                         Year Ended December 31, 1999
                                                                         ----------------------------
                                                                 Average             Interest           Average
                         Assets                                  Amount               Earned             Yield
                         ------                                  -------             --------           -------
Taxable securities...................................      $  16,651,146        $    1,032,095             6.20%
Tax-exempt securities................................          1,027,914                83,838             8.16%
                                                           -------------        --------------             ----
     Total Securities................................         17,679,060             1,115,933             6.31%
Federal funds sold...................................          4,650,395               230,970             4.97%
Net loans (before allowance).........................         63,912,665             6,011,268(1)          9.41%
                                                           -------------        --------------             ----
     Total earning assets............................      $  86,242,120        $    7,358,171             8.53%
                                                           =============        ==============             ====
                       Liabilities
                       -----------                              Average              Interest           Average
                                                                 Amount                Paid            Rate Paid
                                                                 ------              --------          ---------
NOW and money market deposits........................      $  24,351,326        $    1,028,669             4.22%
Savings deposits.....................................            940,740                12,567             1.34%
Time deposits........................................         43,231,332             2,320,988             5.37%
Repurchase agreements................................          3,359,901               150,214             4.47%
Other interest-bearing liabilities...................          1,934,246                93,404             4.83%
                                                           -------------        --------------             ----
     Total interest-bearing liabilities..............      $  73,817,545        $    3,605,842             4.88%
                                                           =============        ==============             ====
Net yield on earning assets..........................                                                      4.35%
                                                                                                           ====

----------------------------
(1) Interest earned on net loans includes $266,825 in loan fees less loan service fees of $414,668 for 1999.


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



                                                                       Year Ended December 31, 2000
                                                                               compared with
                                                                       Year Ended December 31, 1999
                                                                       ----------------------------

                                                                 Increase (decrease) due to:
                                                                 Volume          Rate           Total
                                                                 ------          ----           -----
Interest earned on:
     Taxable securities...................................     $ (10,138)     $  98,174       $  88,036
     Tax-exempt securities................................        90,681          1,692          92,373
     Federal funds sold...................................      (182,128)       149,809         (32,319)
     Net loans............................................     1,500,259        (77,574)      1,422,685
                                                               ---------      ---------       ---------
Total interest income.....................................     1,398,674        172,101       1,570,775
                                                               ---------      ---------       ---------
Interest paid on:
     NOW and money market deposits........................     $ 187,332      $  79,250       $ 266,582
     Savings deposits.....................................        (2,672)          (943)         (3,615)
     Time deposits........................................       633,532        372,802       1,006,334
     Repurchase agreements................................        11,080         50,719          61,799
     Other interest bearing liabilities...................       (28,438)        10,974         (17,464)
                                                               ---------      ---------       ---------
Total interest expense....................................       800,834        512,802       1,313,636
                                                               ---------      ---------       ---------
Change in net interest income                                  $ 597,840       (340,701)      $ 257,139
                                                               =========      =========       =========


                                                                    Year Ended December 31, 1999
                                                                           Compared with
                                                                    Year Ended December 31, 1998
                                                                    ----------------------------
                                                              Increase (decrease) due to:
                                                              Volume            Rate            Total
                                                              ------            ----            -----
Interest earned on:
     Taxable securities.................................  $     75,412     $     38,289     $   113,701
     Tax-exempt securities..............................        83,838                0          83,838
     Federal funds sold.................................        33,847          (14,917)         18,930
     Net loans..........................................     1,549,736         (144,723)      1,405,013
                                                          ------------     ------------     -----------
Total interest income...................................     1,742,833         (121,351)      1,621,482
                                                          ------------     ------------     -----------
Interest paid on:
     NOW and money market deposits......................       414,402           98,498         512,900
     Savings deposits...................................          (355)          (6,232)         (6,587)
     Time deposits......................................       243,877         (127,191)        116,686
     Repurchase agreements..............................        57,744           (5,971)         51,773
     Other interest bearing liabilities.................        73,175           18,316          91,491
                                                          ------------     ------------     -----------
Total interest expense..................................       788,842          (22,579)        766,263
                                                          ------------     -------------    -----------
Change in net interest income...........................  $    953,991     $    (98,772)    $   855,219
                                                          ============     =============    ===========


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

       The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                                                           Year Ended                     Year Ended
                                                        December 31, 2000             December 31, 1999
                                                        -----------------             -----------------
                                                      Average        Average         Average         Average
Deposit Category                                       Amount       Rate Paid        Amount         Rate Paid
----------------                                       ------       ---------        ------         ---------
Non interest-bearing demand deposits               $10,633,679         N/A        $ 9,854,934          N/A
NOW and money market deposits                       28,568,826        4.53%        24,351,326         4.22%
Savings deposits                                       728,183        1.23%           940,740         1.34%
Time deposits                                       54,027,380        6.16%        43,231,332         5.37%
Repurchase agreements                                3,594,314        5.90%         3,359,901         4.47%
Other interest-bearing liabilities                   1,428,455        5.32%         1,934,246         4.83%

       The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2000:

                                        Time Certificates
                                           of Deposit
                                           ----------
                      3 months or less..................     $  5,784,074
                      3 to 6 months.....................        1,631,508
                      6 to 12 months....................        8,592,238
                      Over 12 months....................        1,224,994
                                                             ------------
                      Total.............................     $ 17,232,814

Loan Portfolio

        The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. As of December 31, 2000, the Bank had a legal lending limit for unsecured loans of up to $1,253,000 to any one person. See "--Supervision and Regulation."

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

        The Bank's officers thoroughly document the purpose of each loan and the borrowers' ability to repay before the loans are disbursed. The documentation for most loans is reviewed by either the President or the Executive Vice President of the Bank before disbursement. All unsecured loans in excess of $200,000 and all secured loans in excess of $500,000 (to any single borrower or group of related borrowers) require approval of the Bank's Loan Committee (comprised of four outside directors of the Bank) as well as the concurrence of both the President and the Executive Vice President before disbursement. All loans in excess of $1,000,000 (to any single borrower or group of borrowers) require approval of the Bank's Board of Directors. Total borrowings by any party or group of related parties is normally limited to $1,500,000. Larger loans are made when participating banks accept the excess loan balances without recourse against the Bank. The Bank has engaged an independent company to perform an annual review of its loan portfolio.

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

        The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 2000 and 1999 and the total amount of all loans for such periods:

                                    Type of Loan                                 Amount             Amount
                                    ------------                                  2000               1999
                                                                                  ----               ----
             Commercial, financial and agricultural.....................    $   9,665,741       $ 10,002,808
             Real estate-mortgage and equity............................       66,623,376         44,939,924
             Installment and other loans to individuals.................       17,167,537         17,221,385
                                                                            -------------       ------------
             Subtotal...................................................       93,456,654         72,164,117
                                                                            -------------       ------------
           Less: deferred loan fees.....................................         (203,568)          (156,018)
             Allowance for possible loan losses.........................       (1,036,767)          (773,526)
                                                                            -------------       ------------
           Total (net of allowance).....................................    $  92,216,319       $ 71,234,573
                                                                            =============       ============


        The following is a presentation of an analysis of maturities of loans as of December 31, 2000:

                                                        Due in 1    Due after 1       Due After
                    Type of Loan                      year or less  to 5 Years        5 Years        Total
                    ------------                      ------------  ----------        -------        -----
                                                      $ 4,665,361   $  3,793,429   $  1,266,382   $  9,725,172
Commercial, financial and agricultural.............
                                                        5,890,446     14,678,483     46,281,709     66,850,638
Real estate-mortgage and equity.....................
                                                        1,236,665     14,405,577      1,238,302     16,880,544
                                                      -----------   ------------   ------------   ------------
Installment and other loans to individuals..........
                                                      $11,792,472   $ 32,877,489   $ 48,786,393   $ 93,456,354
                                                      ===========   ============   ============   ============
Total...............................................

          The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2000:


                Loans due after 1 year with
                  predetermined interest rates.........   $32,596,071

                Loans due after 1 year with
                  floating interest rates..............   $49,067,811


        Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. As of December 31, 2000, the Bank had 37 loans in the aggregate amount of $1,162,380 accounted for on a non-accrual basis, of which one relationship accounted for $768,539 of the total amount. The Bank has entered into a workout agreement with regard to this relationship in an effort to assist the borrower in restructuring certain financial-related operations of the borrower's business. The anticipated workout period for this relationship is three years. As of December 31, 2000, 14 loans were contractually 90 days or more past due as to principal or interest payments. For the year ended December 31, 1999, the Bank had 34 loans in the aggregate amount of $360,789 accounted for on a non-accrual basis, and 17 loans were contractually 90 days or more past due as to principal or interest payments.

        Additional interest income of approximately $57,000 in 2000 and $19,000 in 1999 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized during the two year period ended December 31, 2000 on loans that have been accounted for on a non-accrual basis.

        At December 31, 2000, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience

        An analysis of the Bank's loan loss experience is furnished in the following table for the periods indicated.

Analysis of the Allowance for Loan Losses


                                                                            Year Ended               Year Ended
                                                                        December 31, 2000         December 31, 1999
                                                                        -----------------         -----------------

Balance at beginning of period..................................        $     773,526             $     557,546

Charge-offs:

     Commercial, financial and agricultural.....................             (129,039)                  (15,337)

     Installment and other loans to individuals.................             (100,087)                  (42,377)

Recoveries:

     Commercial, financial and agricultural.....................                7,986                     7,253

     Installment and other loans to individuals.................               41,781                     3,341
                                                                           ----------                ----------

Net charge-offs.................................................             (179,359)                  (47,120)
Additions charged
     to operations..............................................              442,600                   263,100

Balance at end of period........................................        $   1,036,767             $     773,526
                                                                           ==========                ==========
Ratio of net charge-offs during the period to
     Average loans outstanding during the period................                 0.22%                     0.07%



        At December 31, 2000, the allowance loan losses was not allocated among the various categories of loans in the Bank's loan portfolio. The allowance is determined by the following factors: internally assigned loan rating, specific allocations, economic conditions, off balance sheet items (unfunded loans), concentrations of credit, loss experience, and external loan review.

Loan Loss Reserve

        In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2000, 10.34% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, over 88.53% of these commercial loans at December 31, 2000 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

        The Bank's consumer loan portfolio is also well secured. At December 31, 2000 the majority of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve more risk than other categories of loans.

        As of December 31, 2000, real estate mortgage loans constituted 71.28% of the Bank's outstanding loans. Approximately $23,300,000, or 34.85%, of this category represents residential real estate mortgages. The remaining portion of this category consists of commercial real estate loans. Risk of loss for commercial real estate loans is generally higher than residential loans.
        The Bank's Board of Directors monitors the loan portfolio quarterly to enable it to evaluate the adequacy of the allowance for loan losses. The loans are rated and the reserve established based on the assigned rating. The provision for loan losses charged to operating expenses is based on this established reserve. Factors considered by the Board in rating the loans include delinquent loans, underlying collateral value, payment history and local and general economic conditions affecting collectibility.

Investments

        As of December 31, 2000, investment securities comprised approximately 15.50% of the Bank's assets and loans comprised approximately 79.11% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

        The following table presents, at the dates indicated, the book value of the Bank's investments. All securities held at December 31, 2000 and 1999 were categorized as available-for-sale.

                                                                                               December 31,

                              Investment Category
--------------------------------------------------------------------------------    -----------------------------------

Available-for-Sale                                                                       2000              1999
------------------                                                                       ----              ----

Obligations of U.S. Treasury  and other U.S. agencies......................         $15,079,462      $16,277,850

Obligations of States and Political Subdivisions...........................           2,209,191        2,209,373

Obligations of Others......................................................             884,827               -0-


        The following table indicates for the year ended December 31, 2000 the amount of investments due in (i) one year or less; (ii) one to five years; (iii) five to ten years; and (iv) over ten years and the weighted average yields of such investment securities:

         Investment                                                                      Weighted Average
          Category                                                  Amount                  Yield (1)
          --------                                                  ------                  ---------

Obligations of U.S. Treasury and other
  U.S. agencies based on contractual maturities:

        After 5 through 10 years.......................             $  3,009,207               6.57%

        Over 10 years..................................               12,070,255               6.58%

Obligations of State and Political Subdivisions:

        Over 10 years..................................             $  2,209,191                4.97%

Other Obligations:

        After 5 through 10 years.......................             $    884,827               7.72%
                                                                    ------------            -------

Total..................................................             $ 18,173,480               6.56%
                                                                    ============            =======

-----------------
(1)     The Bank has  invested in  tax-exempt  obligations.  Yields on tax exempt  obligations  have not been computed on a tax equivalent basis.

Return on Equity and Assets

        Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:


                                                            December 31,
                                                            -----------
                                                      2000            1999
                                                      ----            ----

Return on average assets ............................ 1.03%           1.27%

Return on average equity ............................13.16%          16.99%

Average equity to average assets ratio............... 7.23%           7.69%

Dividend payout ratio................................  N/A             N/A


Asset/Liability Management

        It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of the Bank are responsible for monitoring the policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial, consumer and real estate loans.

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

        In January of 2001, the Bank cancelled its contract with First Florida Financial for the origination and servicing of consumer automobile loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Management is not aware of any other known events or uncertainties that will have or are reasonably likely to have a material effect on the Bank's liquidity, capital resources or results of operations. Management is not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have a material effect on the Bank's liquidity, capital resources or results of operations.

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

        The Bank occasionally sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. Management of the Bank has established correspondent relationships with National Bank of Commerce, Bank of America, Federal Reserve Bank, Marshall & Isley (M&I) Bank, The Federal Home Loan Bank, First Tennessee Bank, N.A., Mercantile Bank, Huntington Bank, Busey Bank, Century Bank, SunTrust Bank and Banker's Bank. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 2000, the Bank had $3,508,152 in participations sold and $1,279,782 in participations purchased.

Data Processing

        The Bank has a data processing servicing agreement with M&I Data Services, Inc. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, payroll, central information file and debit card processing.

Facilities

        The Bank operates out of an office suite on the ground floor of One Sarasota Tower, a twelve story glass-faced building at the intersection of U.S. Highway 41 (Tamiami Trail) and Gulfstream Avenue in downtown Sarasota, Florida. The facility includes four teller stations, four executive offices, a vault, a night depository, a bookkeeping/operations room and a board room. The Bank also operates a two-lane drive through facility on property which is contiguous to the office space. An additional third lane will be added to the drive through facility during the year of 2001.

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

General

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

         The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act of 1956, as amended, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, restrictions on interstate acquisition of banks by bank holding companies were repealed, such that the Company, or any other bank holding company located in Florida, may acquire a bank located in any other state, and a bank holding company located outside Florida may acquire any Florida-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions.

         De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws. The legislature of the State of Florida has enacted an interstate banking statute which allows bank holding companies located throughout the United States to acquire banks and bank holding companies located in Florida under certain conditions. Such legislation has had the effect of increasing competition among financial institutions in the Bank's market area and in the State of Florida generally.

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

         A bank holding company which has not elected to become a financial holding company ("FHC") under the Gramm-Leach-Bliley Act, as discussed below, will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, non-FHC bank holding companies may still engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

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

         In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Generally, bank holding companies must obtain approval of the Federal Reserve Board to engage in any activity not previously approved by the Federal Reserve Board or to modify in any material respect an activity for which Federal Reserve Board approval had been obtained.

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

Gramm-Leach-Bliley

         The Gramm-Leach-Bliley Act, enacted on November 12, 1999, eliminates the barriers erected by the 1933 Glass-Steagall Act and amends the Bank Holding Company Act of 1956 and the Securities Exchange Act of 1934, among other statutes. The Gramm-Leach-Bliley Act allows for the affiliation of banking, securities and insurance activities in new financial services organizations. A dominant theme of the Gramm-Leach-Bliley Act is the functional regulation of financial services, with the primary regulator of the Company being the agency which traditionally regulates the activity in which the Company wishes to engage. For example, the Securities and Exchange Commission will regulate bank securities transactions, and the various banking regulators will oversee banking activities.

         The Gramm-Leach-Bliley Act permits the Company to engage in activities that are "financial in nature." Such activities include security and insurance underwriting, investment banking, and limited merchant banking investing in commercial and industrial companies. To be eligible for such activities, the Company must qualify as a FHC and file a declaration as a FHC with the Federal Reserve. To qualify as a FHC, the Company must be "well-capitalized," "well managed" and have at least a satisfactory rating under the Community Reinvestment Act. Further, the Company, if it elects FHC status, can pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. The Gramm-Leach-Bliley Act also allows the Bank, with OCC approval, to control or hold an interest in a "financial subsidiary" which may engage in, among other things, the activities specified in the Gramm-Leach-Bliley Act as being financial in nature. However, a financial subsidiary is not permitted to engage in activities such as insurance underwriting or annuity issuance, real estate development, investment activities, or merchant banking activities. In addition, any financial subsidiary of the Bank would generally be treated as an affiliate of the Bank, rather than as a subsidiary, for purposes of affiliate transaction restrictions of the Federal Reserve Act.

         It is expected that the Gramm-Leach-Bliley Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions.

Capital Adequacy Requirements

        Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC. The Federal Reserve Board and the FDIC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The FDIC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the risk level of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

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

         The FDIC has also adopted a rule substantially similar to that issued by the Federal Reserve Board, that establishes a minimum leverage ratio of 3% and provides that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement should contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

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

         The Federal Reserve Board and the FDIC have added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or (ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One element of the FDICA provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

         As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         The OCC, the Federal Reserve Board and the FDIC have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:


                                             Total Risk-Based    Tier 1 Risk-Based        Tier 1
                                              Capital Ratio        Capital Ratio      Leverage Ratio
       Well capitalized(1)                         >10%                 > 6%               > 5%
                                                   -                    -                  -
       Adequately Capitalized(1)                   > 8%                 > 4%               > 4%(2)
                                                   -                    -                  -
       Undercapitalized(4)                         < 8%                 < 4%               < 4%(3)
       Significantly Undercapitalized(4)           < 6%                 < 3%               < 3%
       Critically Undercapitalized                   -                    -                < 2%(5)
                                                                                           -

---------------------------
(1)  An institution must meet all three minimums.
(2)  >3%  for  composite  1-rated  institutions,  subject to appropriate federal
     - banking agency guidelines.
(3) < 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
                       ---
(5)  Ratio of tangible equity to total assets.

           In addition, the Federal Reserve Board and the FDIC have adopted regulations, pursuant to the FDICA, defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

Reporting Requirements

        As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

        The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation. In addition, regulators sometimes require higher capital levels on a case-by-case basis based on such factors as the risk characteristics or management of a particular institution. The Company and the Bank are not aware of any attributes of their operating plan that would cause regulators to impose higher requirements.


Item 2.    Description of Property.
------     -----------------------

           On June 3, 1991, the Company entered into a lease for two office suites on the ground floor of One Sarasota Tower, a twelve story glass-faced building at the intersection of U.S. Highway 41 (Tamiami Trail) and Gulfstream Avenue in downtown Sarasota, Florida. The two suites contain an aggregate of 9,300 square feet of useable space. The Company is presently using all of one suite and 1,100 square feet of the second suite for banking operations. The remainder of the second suite is being subleased by the Company and will be used to accommodate future expansion of the Bank's operations as needed.

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

           On November 30, 1993, the Company entered into a ground lease on property contiguous to the Company's office on which it has constructed a two-lane drive through facility. The lease term coincides with that of the current banking facility with an effective annual rent of approximately $23,600.


Item 3.    Legal Proceedings.
------     -----------------

           On March 16, 2001, the Bank filed a lawsuit against First Florida Financial Ltd., Inc., and its principals ("First Florida"). The lawsuit, styled "Sarasota Bank v. First Florida Financial Ltd., Inc., F. Robert Furlong, Joseph Furlong and Jean Furlong, In the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, Civil Case Number pending," alleges, among other things, that First Florida breached its contract with the Bank for the origination and servicing of automobile loans (the "Loan Contract"). In addition, the Bank alleges that First Florida has interfered with contract and business relations of the Bank. The lawsuit arises out of the Bank's termination of the Loan Contract with First Florida, effective February 1, 2001. The Bank is seeking an unspecified amount of monetary damages and injunctive relief to prevent First Florida Financial from continuing to service loans under the Loan Contract, and an accounting of the loans originated and serviced under the Loan Contract.

           On March 19, 2001, First Florida filed a separate lawsuit against the Bank regarding the Loan Contract. The lawsuit, styled First Florida Financial Ltd., Inc. v. Sarasota Bank, In the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, Civil Case Number pending, alleges, among other things, that the Bank breached the Loan Contract, tortiously interfered with First Florida's business relationship with a competing financial institution, used unfair and deceptive trade practices in its communications with the competing financial institution regarding First Florida, and breached an implied covenant of good faith in its dealings with First Florida. First Florida is seeking damages in excess of $18 million, an undisclosed amount for punitive damages, and an action for an accounting of the loans originated and serviced under the Loan Contract.

           The Company and the Bank believe that the claims of First Florida are unfounded and completely without merit. The Bank intends to deny all liability with respect to these claims and intends to vigorously defend all claims made by First Florida. Both lawsuits are in a very early procedural stage, therefore, it is not possible at this time to determine the outcome of the actions or the effect that their outcome may have on the Company's financial condition or operating results. There can be no assurances that this litigation will not have a material adverse effect on the Company's results of operations for some period or the Company's financial condition.

           There are no other material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.


Item 4.    Submission of Matters to a Vote of Security Holders.
------     ---------------------------------------------------

           No matter was submitted during the fourth quarter ended December 31, 2000 to a vote of security holders of the Company.


PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.
------     --------------------------------------------------------

Market Information

           During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

Holders of Common Stock

           As of March 30th, 2001, the number of holders of record of the Company's Common Stock was 416.

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

Recent Sales of Unregistered Securities

           There were no sales of unregistered securities during the period ending December 31, 2000.

Item 6.    Management's  Discussion and  Analysis  of  Financial  Condition and.
------     ---------------------------------------------------------------------
           Results of Operations.
           ---------------------

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

           Net income for the year ended December 31, 2000 was $1,083,761, compared to $1,134,205 in 1999. Net income per common share was $1.94 in 2000 compared to $2.03 in 1999. The decrease in 2000 net income resulted principally from increases in non-interest expenses and the loan loss reserve. The volume of earning assets, primarily loans, increased which in turn increased net interest income 5.99%, or $222,961 over the year ended December 31, 1999.

           Total assets were $116,560,705 at December 31, 2000, an increase of 22.45% over total assets of $95,189,848 at December 31, 1999. Average assets for the year ended December 31, 2000 were $106,596,411 as compared to average assets of $90,592,642 for the year ended December 31, 1999. This 17.67% increase in average assets was the result of a 25.31% increase in average loans.

Results of Operations and Financial Condition

Fiscal 2000 Compared to Fiscal 1999
-----------------------------------

           The Company experienced continued asset, loan and deposit growth during 2000. Total assets increased 22.45% to $116,560,705 at December 31, 2000 from $95,189,848 at December 31, 1999. This increase is primarily attributable to an increase in loans of approximately $21 million during the year. Net total loans at December 31, 2000 were $92.2 million, compared to $71.2 million at December 31, 1999. Securities available for sale increased 2.34%, or $412,932, to $18,072,356 at December 31, 2000 from $17,659,424 at December 31, 1999. This increase was attributable to the increase in the market value of the securities portfolio at year end.

           The Company's net income did not grow proportionately with asset growth during 2000. Net income decreased 4.48% to $1,083,761 or $1.94 per share for the year ended December 31, 2000 as compared to net income of $1,134,205 or $2.03 per share of at December 31, 1999. The decreases in net income are primarily attributable to a 68.23% increase in the provision for loan loss expense and a 14.14% increase in non-interest expenses.

           Net interest income after provision for loan losses increased $43,461, or 1.26%, to $3,501,670 for the year ended December 31, 2000 compared to $3,458,209 for the year ended December 31, 1999. The increase in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. Interest and fees earned on loans increased 23.67% to $7.4 million for the year ended December 31, 2000 compared to $6.0 million at December 31, 1999. The cost of deposits averaged 4.96% for the year ended December 31, 2000 compared to 4.28% for the year ended December 31, 1999. The net interest margin was 4.17% for the year ended December 31, 2000 on average earning assets of $101.9 million compared to a net interest margin of 4.64% on average earning assets of $86.2 million for the year ended December 31, 1999. This decrease in net interest margin is primarily the result of growth in higher cost interest-bearing liability accounts.

           Non-interest expense increased $290,294, or 14.14%, to $2,342,586 for the year ended December 31, 2000 as compared to $2,052,292 for the year ended December 31, 1999. This increase is primarily the result of increased professional fees, increased "Business Manager" expenses and increased collection and repossession expenses. "Business Manager" is an accounts receivable program offered by the Bank.

           Non-interest income increased $115,308, or 27.46%, to $535,252 for the year ended December 31, 2000 compared to $419,944 for the year ended December 31, 1999. This increase is attributable to increased income for fees on Business Manager accounts. Service fees increased $12,319, or 4.55%, to $283,104 for the year ended December 31, 2000 compared to $270,785 for the year ended December 31, 1999. Other income, which includes rental income and Business Manager income, increased $116,927, or 89.33%, to $247,825 for the year ended December 31, 2000 compared to $130,898 for the year ended December 31, 1999. Business Manager fees increased $110,079, or 746.70%, to $124,821 for the year ended December 31, 2000 compared to $14,742 for the year ended December 31, 1999.

           The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the Company's loan portfolio. In its continuing evaluation of the allowance and its adequacy, management considers the Company's loan loss experience, an internally assigned loan rating, current and anticipated economic conditions, off-balance sheet items, concentrations of credit and other factors which affect the allowance for potential credit losses. While it is the Company's policy to charge-off, in the current period, the loans in which a loss is considered probable, there are additional risks for future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

           The expense for the allowance for loan losses increased $179,500, or 68.23%, to $442,600 at December 31, 2000 compared to $263,100 at December 31,
1999. The Bank has entered into a workout agreement with one of its borrowers in an effort to assist the borrower in restructuring certain financial-related operations of the borrower's business. The outstanding balances of this relationship as of December 31, 2000 were approximately $770,000. The anticipated workout period for this relationship is three years. The increased allowance for loan losses in 2000 was primarily due to an overall increase in total loans outstanding at December 31, 2000. Net charge-offs for 2000 were $179,359, or 0.22%, of average loans outstanding for the year ended December 31, 2000 compared to $47,120, or 0.07%, of average loans outstanding for the year ended December 31, 1999. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was 1.24% as of December 31, 2000. As of December 31, 1999, non-performing loans were 0.50% of loans outstanding.

Liquidity and Interest Rate Sensitivity

           The Company maintains its liquidity through the management of its assets and liabilities. Management of liquidity involves meeting the funds flow requirements of customers who may withdraw funds on deposit or may need to obtain funds to meet their credit needs. Banks, in general, must maintain adequate cash balances to meet daily cash flow requirements as well as satisfy reserves required by applicable regulations. The cash balances held are one source of liquidity. Other sources are provided by the investment portfolio, federal funds sold, interest-bearing deposits in financial institutions, loan payments and the Company's ability to borrow funds, as well as issue new capital.

           At December 31, 2000, the Company continued to exhibit an acceptable degree of liquidity. Primary liquidity rests in federal funds sold, which can be converted to cash in the same day. Federal funds sold and cash and due from banks aggregated $4.0 million, or 3.4%, of assets at December 31, 2000, compared to $4.0 million, or 4.2%, of total assets at December 31, 1999. Current securities held in the Company's investment portfolio (with a market value of approximately $18.1 million) are classified as "Available For Sale." Future investments may also be designated as "Available for Sale." Secondary liquidity rests in established secured federal funds purchased from a correspondent bank. Commitments to extend credit totaled $10,987,738 at December 31, 2000 compared to $14,188,884 at December 31, 1999. Management intends to fund these commitments primarily from deposit growth and federal funds balances. With a loan to deposit ratio of 91.45%, cash and due from banks of $2.3 million and federal funds sold of $1.7 million, management does not anticipate any events which would require liquidity beyond that which is currently available through deposit growth or its investment portfolio.

           Management monitors the Company's asset and liability positions in order to maintain a balance between maturing assets and maturing liabilities along with rate sensitive assets and rate sensitive liabilities to maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is satisfactory at December 31, 2000. Except as set forth above, there are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have a material effect on the Company's liquidity, capital resources, or results of operations.


           The following is an analysis of rate sensitive assets and liabilities as of December 31, 2000 (in thousands):

                                                                                              5 yrs
                                                    0-3 mos.     3-12 mos.     1-5 yrs.      or more       Total
                                                    --------     ---------     --------      -------       -----

Taxable securities...........................       $  1,819     $  2,052      $  4,793      $ 7,558      $ 16,222

Tax exempt securities........................             -0-          -0-           -0-       2,209
                                                                                                             2,209

Federal funds sold...........................          1,656           -0-           -0-          -0-        1,656

Loans........................................         17,965        7,466        42,624       25,402        93,457
                                                    --------     --------      --------      -------     ---------

     Total rate sensitive assets.............         21,440        9,518        47,417       35,169       113,544
                                                    ========     ========      ========      =======     =========

NOW and money market deposits................         25,007           -0-        4,708           -0-       29,715

Savings deposits.............................             -0-          -0-          734           -0-          734

Repurchase account deposits..................          3,949           -0-           -0-          -0-        3,949

Time deposits................................         19,503       32,962         4,702           -0-       57,167
                                                    --------     --------      --------      -------     ---------

     Total rate sensitive liabilities........         48,459       32,962        10,144           -0-       91,565
                                                    ========     ========      ========      =======     =========

Excess (deficiency) of rate sensitive                (27,019)     (23,444)       37,273       35,169        21,979
  assets less rate sensitive liabilities.....

Ratio of rate sensitive assets to rate                   .44          .29          4.67                       1.24
sensitive liabilities........................                                                     --

Cumulative gap...............................        (27,019)     (50,463)      (13,190)      21,979            --



        As indicated in the above table, a positive gap between rate sensitive assets and rate sensitive liabilities would allow the Company to reprice its assets faster than its liabilities in a falling interest rate environment which, as a result, would have a negative effect on earnings. However, in an increasing interest rate environment, the Company may experience an increase in earnings. The above table has been prepared based on principal payment due dates, contractual maturity dates or repricing intervals on variable rate instruments.

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

        In 1996, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC adopted rules that add a measure of interest rate risk to the determination of supervisory capital adequacy. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action. See "Item 1. Business--Supervision and Regulation."

        Stockholders' equity at December 31, 2000 was $8,394,853. Management believes that the Bank's capitalization is adequate to sustain the growth which is anticipated for the fiscal year ending December 31, 2001. The following table sets forth the applicable required capital ratios for the Company and the Bank and the actual capital ratios for both entities as of December 31, 2000:


                                    Leverage Ratio                   Tier 1 Capital                 Risk-Based Capital
                             -----------------------------    -----------------------------    -----------------------------
                              Regulatory                       Regulatory                       Regulatory
                               Minimum           Actual         Minimum           Actual         Minimum          Actual
                             -------------     -----------    -------------     -----------    -------------    ------------

Company..............            3.0%            7.94%            4.0%            9.20%            8.0%           10.53%
Bank.................            3.0%            7.90%            4.0%            9.16%            8.0%           10.29%


Recent Developments

        On January 2, 2001, the Bank terminated its contract with First Florida Financial for the origination and servicing of consumer automobile loans. The contract was terminated because Management believed First Florida Financial breached certain of its obligations under the contract. The Bank has contracted with another company for the servicing of the automobile loans originated through First Florida Financial which are still in the Bank's loan portfolio. For the year ended December 31, 2000, loans originated through First Florida Financial accounted for $13.5 million of the Bank's loan portfolio. On March 16, 2001 the Bank filed a lawsuit against First Florida Financial for breach of contract, interference with contract and business relationships and seeking an accounting of the loans. On March 19, 2001, First Florida Financial filed a suit against the Bank alleging breach of contract, tortious interference, unfair and deceptive trade practices, breach of implied covenant of good faith and seeking an accounting of the loans. See "Item 3. Legal Proceedings."

Item 7. Financial Statements.
------  --------------------
        The following financial statements are filed with this report:

        Independent Auditor's Report

        Consolidated  Statements  of  Financial Condition--December 31, 2000 and
        1999

        Consolidated Statements of Income--For the years ended December 31, 2000 and 1999

        Consolidated Statements of Changes in Stockholders' Equity--For the years ended December 31, 2000 and 1999

        Consolidated Statements of Cash Flows--For the years ended December 31, 2000 and 1999

        Notes to Consolidated Financial Statements

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY

                                SARASOTA, FLORIDA

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY

                                SARASOTA, FLORIDA

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999










                                    CONTENTS










                                                                           PAGE

Independent Auditors' Report                                                 29

Consolidated Statements of Financial Condition                               30

Consolidated Statements of Income                                            31

Consolidated Statements of Changes in Stockholders' Equity                   32

Consolidated Statements of Cash Flows                                        33

Notes to Consolidated Financial Statements                                   34

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Sarasota BanCorporation, Inc. and Subsidiary
Sarasota, Florida

We have audited the accompanying consolidated statements of financial condition of Sarasota BanCorporation, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sarasota BanCorporation, Inc. and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




Pensacola, Florida
February 8, 2001

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2000 AND 1999


                                     ASSETS

                                                                        2000               1999
                                                                  ----------------   -----------------

Cash and due from banks                                          $       2,319,123   $       3,499,503
Federal funds sold                                                       1,656,000             535,000
Securities available for sale                                           18,072,356          17,659,424
Loans receivable, less allowance for loan losses
  of $ 1,036,767 in 2000 and $ 773,526 in 1999                          92,216,319          71,234,573
Accrued interest receivable                                                716,706             560,533
Foreclosed real estate                                                     238,716              57,273
Repossessed assets                                                         369,890             423,583
Furniture and equipment, net                                               310,031             355,233
Deferred income taxes                                                      360,116             582,286
Other assets                                                               301,448             282,440
                                                                 -----------------   -----------------

Total Assets                                                     $     116,560,705   $      95,189,848
                                                                 =================   =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Noninterest-bearing demand deposits                            $      13,187,296   $       9,702,466
  NOW and money market deposits                                         29,715,138          28,613,750
  Savings deposits                                                         734,369             837,752
  Other time deposits                                                   57,166,856          46,616,740
                                                                 -----------------   -----------------
    Total deposits                                                     100,803,659          85,770,708

  FHLB advances                                                          3,000,000                 -0-
  Repurchase agreements                                                  3,949,178           2,157,832
  Income taxes payable                                                         -0-              59,300
  Accrued interest payable                                                 269,182             200,372
  Accrued expenses and other liabilities                                   143,833             159,407
                                                                 -----------------   -----------------
    Total liabilities                                                  108,165,852          88,347,619
                                                                 -----------------   -----------------

Commitments and Contingencies                                                 -                   -

Stockholders' Equity:
  Common stock, $ .01 par value; 10,000,000 shares
    authorized, 559,140 shares issued                                        5,591               5,591
  Additional paid-in capital                                             5,588,927           5,588,927
  Retained earnings                                                      2,871,824           1,788,063
  Accumulated other comprehensive loss                                     (63,708)           (521,513)
  Treasury stock, at cost;
     669 shares in 2000 and 1,619 shares in 1999                            (7,781)            (18,839)
                                                                 -----------------   -----------------
      Total stockholders' equity                                         8,394,853           6,842,229
                                                                 -----------------   -----------------

Total Liabilities and Stockholders' Equity                       $     116,560,705   $      95,189,848
                                                                 =================   =================

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                                         2000               1999
                                                                  ------------------   ---------------
Interest Income:
  Loans receivable and fees on loans                              $       7,433,953   $       6,011,268
  Investment securities                                                   1,231,144           1,084,913
  Federal funds sold                                                        198,651             230,970
                                                                  -----------------   -----------------
    Total interest income                                                 8,863,748           7,327,151
                                                                  -----------------   -----------------

Interest Expense:
  Deposits                                                                4,631,525           3,362,224
  Other                                                                     287,953             243,618
                                                                  -----------------   -----------------
    Total interest expense                                                4,919,478           3,605,842
                                                                  -----------------   -----------------

    Net interest income                                                   3,944,270           3,721,309

Provision for Loan Losses                                                   442,600             263,100
                                                                  -----------------   -----------------

    Net interest income after provision for loan losses                   3,501,670           3,458,209
                                                                  -----------------   -----------------

Noninterest Income:
  Service charges on deposit accounts                                       283,104             270,785
  Net gain from sale of loans                                                 4,323              18,261
  Other income                                                              247,825             130,898
                                                                  -----------------   -----------------
    Total noninterest income                                                535,252             419,944
                                                                  -----------------   -----------------

Noninterest Expenses:
  Salaries and employee benefits                                            976,029             949,941
  Occupancy expense                                                         268,411             254,005
  Data processing                                                            75,412              57,964
  Professional fees                                                         157,536              94,197
  Other expense                                                             865,198             696,185
                                                                  -----------------   -----------------
    Total noninterest expenses                                            2,342,586           2,052,292
                                                                  -----------------   -----------------

Income Before Income Taxes                                                1,694,336           1,825,861

Income Tax Expense                                                          610,575             691,656
                                                                  -----------------   -----------------

Net Income                                                        $       1,083,761   $       1,134,205
                                                                  =================   =================

Net Income Per Share of Common Stock                              $            1.94   $            2.03
                                                                  =================   =================

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999





                                                                                          Accumulated
                                                                                             Other
                                                           Additional                   Comprehensive
                                              Common         Paid-In        Retained        Income        Treasury
                                               Stock         Capital        Earnings        (Loss)          Stock           Total
                                          -------------   -------------  -------------  -------------   -------------  -------------

Balance, January 1, 1999                  $       5,591   $   5,588,927  $     653,858  $      30,322   $     (27,848) $  6,250,850
                                                                                                                       -------------

  Net income                                                                 1,134,205                                    1,134,205

  Other comprehensive income (loss),
   net of tax:
      Change in unrealized gain (loss)
        on securities available-for-sale,
        net of tax of $ 324,094                                                              (551,835)                     (551,835)
                                                                                                                       -------------

  TOTAL COMPREHENSIVE INCOME                                                                                                582,370

  Sale of 774 treasury shares,
   at cost                                                                                                      9,009         9,009
                                          -------------   -------------  -------------  -------------   -------------  -------------

Balance, December 31, 1999                        5,591       5,588,927      1,788,063       (521,513)        (18,839)    6,842,229
                                                                                                                       -------------

  Net income                                                                 1,083,761                                    1,083,761

  Other comprehensive income (loss),
   net of tax:
      Change in unrealized gain (loss)
        on securities available-for-sale,
        net of tax of $ 268,870                                                               457,805                       457,805
                                                                                                                       -------------

  TOTAL COMPREHENSIVE INCOME                                                                                              1,541,566

  Sale of 950 treasury shares,
   at cost                                                                                                     11,058        11,058
                                          -------------   -------------  -------------  -------------   -------------  -------------

Balance, December 31, 2000                $       5,591   $   5,588,927  $   2,871,824  $     (63,708)  $      (7,781) $  8,394,853
                                          =============   =============  =============  =============   =============  =============

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                                      2000               1999
                                                                                               -----------------   -----------------
Cash Flows From Operating Activities:
  Net income                                                                                   $       1,083,761   $      1,134,205
  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Depreciation and amortization                                                                       49,436             48,498
      Provision for loan losses                                                                          442,600            263,100
      Net (accretion) amortization on securities                                                         (58,797)            41,722
      Deferred tax benefit                                                                               (46,700)           (71,000)
      Net change in -
        Accrued interest receivable and other assets                                                    (160,781)          (122,729)
        Income taxes payable                                                                             (59,300)          (382,491)
        Accrued interest payable and other liabilities                                                    53,236             28,990
                                                                                               -----------------   -----------------
         Net cash provided by operating activities                                                     1,303,455            940,295
                                                                                               -----------------   -----------------

Cash Flows From Investing Activities:
  Purchases of available-for-sale securities                                                          (5,847,502)        (5,447,645)
  Proceeds from sales and maturities of available-for-sale securities                                  4,552,293          2,000,000
  Principal reductions received on available-for-sale securities                                       1,667,749          2,549,392
  Net increase in loans                                                                              (21,566,496)       (17,770,595)
  Purchases of furniture and equipment                                                                    (4,234)           (16,129)
                                                                                               -----------------   -----------------
Net cash used in investing activities                                                                (21,198,190)       (18,684,977)
                                                                                               -----------------   -----------------

Cash Flows From Financing Activities:
  Net increase in demand, NOW, money market and savings deposits                                       4,482,835         16,089,236
  Net increase in time deposits                                                                       10,550,116          3,154,721
  Net increase (decrease) in repurchase agreements                                                     1,791,346           (739,653)
  Net increase (decrease) in FHLB advances                                                             3,000,000         (2,000,000)
  Sale of treasury stock                                                                                  11,058              9,009
                                                                                               -----------------   -----------------
         Net cash provided by financing activities                                                    19,835,355         16,513,313
                                                                                               -----------------   -----------------

Net Change in Cash and Cash Equivalents                                                                  (59,380)        (1,231,369)

Cash and Cash Equivalents at Beginning of Year                                                         4,034,503          5,265,872
                                                                                               -----------------   -----------------

Cash and Cash Equivalents at End of Year                                                       $       3,975,123   $      4,034,503
                                                                                               =================   =================

Supplemental Disclosures of Cash Flow Information:

  Interest paid                                                                                $       4,852,611   $      3,541,771
                                                                                               =================   =================

  Income taxes paid                                                                            $         717,475   $      1,143,750
                                                                                               =================   =================

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization:

       Sarasota BanCorporation, Inc. (the "Company"), is a bank holding company organized under the laws of the State of Florida.

  Principles of Consolidation:

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sarasota Bank (the "Bank"). All material intercompany balances and transactions have been eliminated in consolidation.

  Business Activity:

       The Bank is a banking corporation organized in 1992 under the laws of the State of Florida with deposits being insured by the Federal Deposit Insurance Corporation. The Bank considers its primary market area as Sarasota County, and the majority of its loans and deposits granted are to customers in this area. The Bank is regulated by various federal and state agencies and is subject to periodic examination by those regulatory authorities.

  Accounting Estimates:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses.

  Cash Equivalents:

       For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold, all of which mature within 90 days.

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

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Loans Receivable:

       The Bank grants real estate, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial and residential real estate loans throughout Sarasota County, Florida. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

  Allowance for Loan Losses:

       The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Allowance for Loan Losses (Continued):

       A loan is considered  impaired  when,  based on current  information  and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for real estate and commercial loans by the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

       Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures.

  Sale of Loan Participations:

       The Bank originates loans partially guaranteed by the U.S. Small Business Administration. The Bank may sell the guaranteed portion of certain of these loans in the secondary market at a premium. The premiums on these transactions are recorded as gains on sales of loans and included in noninterest income.

  Foreclosed Real Estate:

       Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are recorded at the lower of their carrying value or fair value less cost to sell. Revenue and expenses from operations are included in net expenses from foreclosed assets.

  Furniture and Equipment:

       Furniture and equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the estimated useful lives of the assets.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Income Taxes:

       Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities in the consolidated statements of financial condition and gives current recognition to changes in tax rates and laws.

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

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 2 - INVESTMENT SECURITIES

       Investment securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair values were as follows:

                                                                                       Gross             Gross
                                                                    Amortized       Unrealized        Unrealized           Fair
                                                                      Cost             Gains            Losses             Value
--------------------------------------------------------------------------------  ---------------  ----------------  ---------------
           Available-For-Sale:

             December 31, 2000 -
               U.S. government agency securities                $     15,079,462  $        30,170  $       (135,720) $    14,973,912
               Municipal securities                                    2,209,191           25,979           (50,226)       2,184,944
               Other                                                     884,827           28,673               -0-          913,500
                                                                ----------------  ---------------  ----------------  ---------------

                                                                $     18,173,480  $        84,822  $       (185,946) $    18,072,356
                                                                ================  ===============  ================  ===============

             December 31, 1999 -
               U.S. government agency securities                $     16,277,850  $         9,515  $       (638,703) $    15,648,662
               Municipal securities                                    2,209,373                4          (198,615)       2,010,762
                                                                ----------------  ---------------  ----------------  ---------------

                                                                $     18,487,223  $         9,519  $       (837,318) $    17,659,424
                                                                ================  ===============  ================  ===============

       There were no realized gains or losses on the sale of available-for-sale securities in 2000 or 1999.

       Included in U.S. government agency securities are investments in collateralized mortgage obligations ("CMOs") with a carrying value of approximately $ 3,557,900 at December 31, 2000 and $ 2,479,500 at December 31, 1999. The effective yield on CMOs was approximately 6.5% in 2000 and 1999.

       The scheduled maturities of securities available-for-sale at December 31, 2000, were as follows:


                                                Amortized            Fair
                                                  Cost               Value
                                           -----------------   -----------------

           Due in one year or less         $       3,636,025   $       3,624,863
           Due from one to five years              8,262,737           8,235,852
           Due from five to ten years              6,274,718           6,211,641
                                           -----------------   -----------------

                                           $      18,173,480   $      18,072,356
                                           =================   =================

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 2 - INVESTMENT SECURITIES (Continued)

       For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the estimated weighted-average lives of the underlying collateral. The mortgage-backed securities may mature earlier than their estimated weighted-average lives because of principal prepayments.

       Investment securities carried at approximately $ 10,885,200 at December 31, 2000 and $ 6,181,600 at December 31, 1999, were pledged for purposes required or permitted by law.


NOTE 3 - LOANS RECEIVABLE

       The components of loans in the consolidated statements of financial condition were as follows:

                                                2000                1999
                                          -----------------   -----------------

           Real estate                    $      66,623,376   $      44,939,924
           Commercial                             9,665,741          10,002,808
           Consumer                              17,092,175          16,374,652
           Other                                     75,362             846,733
                                          -----------------   -----------------
                                                 93,456,654          72,164,117
           Net deferred loan fees                  (203,568)           (156,018)
           Allowance for loan losses             (1,036,767)           (773,526)
                                          -----------------   -----------------

           Loans receivable, net          $      92,216,319   $      71,234,573
                                          =================   =================

       The Bank grants real estate, commercial and consumer loans in the State of Florida with its primary concentration being in Sarasota County, Florida. Although the Bank's loan portfolio is diversified, a significant portion of its loans are secured by real estate. In addition, at December 31, 2000 and 1999 approximately $ 13.1 million of consumer loans in each year relate to automobile loans originated through and serviced by a third party. Of these amounts approximately $ 3.6 million in 2000 and $
       5.1 million in 1999 were considered sub-prime loans.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 3 - LOANS RECEIVABLE (Continued)

       An analysis of the change in the allowance for loan losses follows:

                                                  2000               1999
                                          -----------------   -----------------

           Balance at January 1           $         773,526   $         557,546
                                          -----------------   -----------------

             Loans charged-off                     (229,126)            (57,714)
             Recoveries                              49,767              10,594
                                          -----------------   -----------------
               Net loans charged-off               (179,359)            (47,120)
                                          -----------------   -----------------

             Provision for loan losses              442,600             263,100
                                          -----------------   -----------------

           Balance at December 31         $       1,036,767   $         773,526
                                          =================   =================

       Loans on which the accrual of interest has been discontinued or reduced, for which impairment had not been recognized, amounted to approximately $ 1,162,380 at December 31, 2000 and $ 115,100 at December 31, 1999. If
       interest on these loans had been accrued, such income would have approximated $ 22,000 in 2000 and $ 5,100 in 1999. Interest income on these loans is recorded only when received. The Bank did not have any loans that were considered impaired as of December 31, 2000 and 1999.


NOTE 4 - FURNITURE AND EQUIPMENT

       Components of furniture and equipment included in the consolidated statements of financial condition were as follows:

                                                                      2000               1999
                                                               -----------------   -----------------

         Furniture and equipment                               $         274,367   $         270,133
         Leasehold improvements                                          411,203             411,203
                                                               -----------------   -----------------
                                                                         685,570             681,336
         Less:  Accumulated depreciation and amortization               (375,539)           (326,103)
                                                               -----------------   -----------------

                                                               $         310,031   $         355,233
                                                               =================   =================

       Depreciation and amortization expense charged to operations amounted to $ 49,436 in 2000 and $ 48,498 in 1999.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 5 - TIME DEPOSITS

       The aggregate amount of time deposits at December 31, each with a minimum denomination of $ 100,000 were approximately $ 17,233,000 in 2000 and $ 12,078,000 in 1999.

       At December 31, 2000, the scheduled maturities of time deposits were as follows:

                  2001                                 $      52,465,119
                  2002                                         3,406,005
                  2003                                           732,955
                  2004                                           240,444
                  2005                                           322,333
                                                       -----------------

                                                       $      57,166,856


NOTE 6 - CONCENTRATIONS

       At  December  31,  2000,   thirty   deposit   relationships   represented
approximately 16% of the Bank's total deposits.

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


NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

       At December 31, 2000 and 1999, FHLB advances amounted to $ 3,000,000 and $ -0-, respectively. The advances bear interest at 6.8% with interest being due monthly and the principal being due in 2001. The advances are secured by FHLB stock amounting to $ 258,100 and a blanket floating lien on the Bank's one-to-four residential mortgage loans which amounted to approximately $ 16.4 million at December 31, 2000. Based on its investment in the FHLB at December 31, 2000, the Bank may borrow up to approximately $ 9,000,000, subject to the availability of qualifying collateral.


NOTE 8 - REPURCHASE AGREEMENTS

       At December 31, 2000, the Bank had entered into repurchase agreements with Bank customers. The repurchase agreements generally mature within one to four days from the transaction date. The average balance and interest rate under the repurchase agreements amounted to approximately $ 3,488,000 and 5.96% in 2000 and $ 3,453,000 and 4.54% in 1999.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 9 - STOCKHOLDERS' EQUITY

       The Company and the Bank are subject to certain restrictions on the amount of dividends that they may declare without regulatory approval.

       In 1991, the Company authorized 1,000,000 shares of preferred stock with a par value of $ .10 per share; however, there were no shares of preferred stock issued and outstanding at December 31, 2000 and 1999.


NOTE 10 - INCOME TAXES

       The provision for income taxes consists of the following:

                                                   2000               1999
                                         -----------------   -----------------

         Current tax provision:
           Federal                       $         566,810   $         665,700
           State                                    90,465              96,956
                                         -----------------   -----------------
                                                   657,275             762,656
         Deferred federal benefit                  (46,700)            (71,000)
                                         -----------------   -----------------

                                         $         610,575   $         691,656
                                         =================   =================

       The provision for income taxes differs from that computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                        2000               1999
                                                 -----------------   -----------------

         Tax based on statutory rate             $         576,074   $         620,793
         State tax, net of federal benefit                  59,707              63,991
         Tax exempt interest income                        (37,745)            (17,618)
         Other, net                                         12,539              24,490
                                                 -----------------   -----------------

                                                 $         610,575   $         691,656
                                                 =================   =================


                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 10 - INCOME TAXES (Continued)

       Deferred tax assets included in the consolidated statements of financial condition were as follows:

                                                                                                      2000               1999
                                                                                               -----------------   -----------------
         Deferred tax assets:
           Allowance for loan losses                                                           $         297,346   $         276,000
           Net unrealized depreciation on available-for-sale securities                                   37,416             306,286
           Accumulated depreciation and amortization                                                      25,354                 -0-
                                                                                               -----------------   -----------------

         Net deferred tax asset                                                                $         360,116   $         582,286
                                                                                               =================   =================


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

  Stock Options:

       The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and accounts for these options under APB Opinion No. 25, "Accounting for Stock Issued to Employees", for which no compensation cost has been recognized. Based on the option pricing model utilized by the Company, the pro forma after-tax effect of compensation costs attributable to the options below was immaterial to 2000 and 1999 operating results.

       The Company has granted options to officers to purchase up to 64,216 shares of common stock at prices approximating fair value at the date of the grant. All outstanding stock options expire in December 2002.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 11 - STOCK WARRANTS AND OPTIONS (Continued)

       A summary of the status of the Company's outstanding stock options is presented below:

                                                                                  2000                           1999
                                                                       --------------------------    ---------------------------
                                                                                        Weighted                     Weighted
                                                                                         Average                       Average
                                                                                        Exercise                      Exercise
                                                                          Number          Price          Number         Price
                                                                       -------------  -----------    --------------  -----------

           Outstanding at beginning of year                                   64,216  $     11.17            64,216  $     11.17
           Granted                                                              -            -                -            -
           Forfeited                                                            -            -                -            -
                                                                       -------------                 --------------

           Outstanding at end of year                                         64,216  $     11.17            64,216  $     11.17
                                                                       =============  ===========    ==============  ===========

           Weighted average fair value of options
             Granted during the year                                                  $      0.00                    $      0.00
                                                                                      ===========                    ===========

       The fair value of each option granted is estimated on the grant date using the minimum value method. In using the minimum value method, the Company assumed (a) no dividend yield; (b) an expected life of five years; and (c) a risk-free interest rate of 5.96%. No options were granted, forfeited, or exercised in 2000.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

  Leases:

       The Bank leases its banking facility and drive-thru facility under operating leases expiring in 2001. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments. The lease on the banking facility and drive-thru provides for two consecutive five-year renewal options. The renewal rate for the banking facility will be 95% of fair market rental at the time of the renewal. The renewal rate on the drive thru for the first five year renewal term is approximately $ 29,000 annually. It is management's intention to renew the lease agreements.

       Future minimum lease payments under operating leases based on the original lease term are summarized as follows:

                  2001                                 $         231,610
                                                       =================

       Rental expense relating to the operating leases amounted to approximately $ 223,600 in 2000 and $ 215,250 in 1999.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

  Future Minimum Rentals:

       The Bank subleases a portion of its facilities at a monthly rate of approximately $ 4,000 plus applicable state sales tax. Rental income from the sublease amounted to approximately $ 48,000 in 2000 and 1999. The sublease expires in June 2001, and allows for a one year renewal option.

  Financial Instruments:

       The Bank is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statements of financial condition.

       The Bank's exposure to credit loss is represented by the contractual amount of these instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

       A summary of the contract amounts of the Bank's financial instruments with off-balance-sheet credit risk at December 31, 2000 and 1999, follows:

                                                2000               1999
                                         -----------------   -----------------

         Commitments to extend credit    $      13,224,965   $      19,999,065
                                         =================   =================

         Letters of credit               $         176,395   $         428,515
                                         =================   =================

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments to extend credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Bank is based on management's credit evaluation of the customer.

       Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may be uncollateralized and usually do contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

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

       The Bank has not incurred any losses on its commitments in 2000.

  Unused Lines of Credit:

       At December 31, 2000, the Bank had secured and unsecured lines of credits with banks, in addition to the FHLB, enabling the Bank to borrow up to $ 19 million and $ 4 million, respectively, subject to such terms as outlined in the related agreements. The arrangements are reviewed annually for renewal of the credit lines. At December 31, 2000, there were no advances outstanding under the lines of credit.

  Other:

       Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's and the Bank's financial statements.


NOTE 13 - RELATED PARTY TRANSACTIONS

       The Bank has entered into transactions with its directors, significant stockholders, and their affiliates (related parties). The aggregate amount of loans to such related parties at December 31, 2000 and 1999, was approximately $ 698,600 and $ 444,200, respectively. During 2000 and 1999, new loans to such related parties amounted to approximately $ 483,600 and $ 52,200, respectively, and repayments amounted to approximately $ 229,200 and $ 151,500, respectively. Also, certain related parties maintain significant deposit balances with the Bank in the aggregate amount of approximately $ 2,151,000 and $ 1,852,000 at December 31, 2000 and 1999, respectively.

       One of the Bank's directors provides various legal services to the Bank. Fees for these services amounted to approximately $ 22,000 in 2000 and $ 11,000 in 1999. Another director provides advertising, printing, and other miscellaneous services to the Bank. The gross billings for these services, which includes cost passed through by other companies actually providing the services to the Bank, amounted to approximately $ 61,000 in 2000 and $ 56,000 in 1999. Another director provides accounting services to the Bank. Fees for these services amounted to approximately $ 6,000 in 2000 and $1,400 in 1999.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 14 - REGULATORY MATTERS

       The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting
       practices.   The   Company's   and  the  Bank's   capital   amounts   and
       classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

       Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

       As of December 31, 2000, the most recent notification that the Bank had received from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are presented in the table below:

                                                                                                                   Minimum
                                                                                                                 To Be Well
                                                                                   Minimum                    Capitalized Under
                                                                                   Capital                    Prompt Corrective
                                                     Actual                     Requirement:                 Action Provisions:
                                         ----------------------------  ------------------------------   ----------------------------
                                              Amount         Ratio           Amount           Ratio          Amount          Ratio
                                         --------------   -----------  -----------------  -----------   ---------------  -----------
       As of December 31, 2000:
         Total Capital
           (to Risk Weighted Assets)
           Consolidated                  $    9,495,328        10.53%   >$     7,353,680  >     8.0%   >$         N/A  >      N/A
                                                                        -                 -            -               -
           Bank                          $    9,458,051        10.29%   >$     7,353,680  >     8.0%   >$   9,129,100  >    10.0%
         Tier I Capital                                                 -                 -            -               -
           (to Risk Weighted Assets)
           Consolidated                  $    8,458,561         9.20%   >$     3,676,840  >     4.0%   >$         N/A  >      N/A
                                                                        -                 -            -               -
           Bank                          $    8,421,284         9.16%   >$     3,676,840  >     4.0%   >$   5,515,260  >     6.0%
         Tier I Capital                                                 -                 -            -               -
           (to Average Assets)
           Consolidated                  $    8,458,561         7.94%   >$     4,263,856  >     4.0%   >$         N/A  >      N/A
                                                                        -                 -            -               -
           Bank                          $    8,421,284         7.90%   >$     4,263,856  >     4.0%   >$   5,329,821  >     5.0%
                                                                        -                 -            -               -

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 14 - REGULATORY MATTERS (Continued)

                                                                                                                   Minimum
                                                                                                                 To Be Well
                                                                                   Minimum                    Capitalized Under
                                                                                   Capital                    Prompt Corrective
                                                     Actual                     Requirement:                 Action Provisions:
                                         ----------------------------  ------------------------------   ----------------------------
                                              Amount         Ratio           Amount           Ratio          Amount          Ratio
                                         --------------   -----------  -----------------  -----------   ---------------  -----------

       As of December 31, 1999:
         Total Capital
           (to Risk Weighted Assets)
           Consolidated                  $    8,137,268        11.14%  >$     5,841,760  >     8.0%   >$         N/A  >      N/A
                                                                       -                 -            -               -
           Bank                          $    8,094,761        11.09%  >$     5,841,760  >     8.0%   >$   7,302,200  >    10.0%
         Tier I Capital                                                -                 -            -               -
           (to Risk Weighted Assets)
           Consolidated                  $    7,363,742        10.08%  >$     2,920,880  >     4.0%   >$         N/A  >      N/A
                                                                       -                 -            -               -
           Bank                          $    7,321,235        10.03%  >$     2,920,880  >     4.0%   >$   4,381,320  >     6.0%
         Tier I Capital                                                -                 -            -               -
           (to Average Assets)
           Consolidated                  $    7,363,742         8.13%  >$     3,623,706  >     4.0%   >$         N/A  >      N/A
                                                                       -                 -            -               -
           Bank                          $    7,321,235         8.08%  >$     3,623,706  >     4.0%   >$   4,529,632  >     5.0%
                                                                       -                 -            -               -

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

       The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there is no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate used and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments", excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

       The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

       Cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair value.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

       Available-for-sale securities. Fair values for securities are based on quoted market prices.

       Loans receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

       Deposit liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market and savings accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

       Repurchase  agreements  and  FHLB  advances.   The  carrying  amounts  of
       repurchase agreements with Bank customers and FHLB advances approximate their fair values.

       Accrued interest. The carrying amounts of accrued interest approximate their fair values.

       Off balance-sheet instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. The estimated fair value for these instruments was insignificant at December 31, 2000 and 1999.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

       The estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                                                2000                             1999
                                                                ---------------------------------  ---------------------------------
                                                                    Carrying           Fair            Carrying            Fair
                                                                     Amount            Value            Amount             Value
                                                                ----------------  ---------------  ----------------  ---------------
         Financial assets:

           Cash and cash equivalents                            $      3,975,123  $     3,975,123  $      4,034,503  $     4,034,503
           Securities available-for-sale                              18,072,356       18,072,356        17,659,424       17,659,424
           Loans receivable                                           92,216,319       92,972,308        71,234,573       72,309,241
           Accrued interest receivable                                   716,706          716,706           560,533          560,533

         Financial liabilities:

           Deposits                                                  100,803,659      100,808,983        85,770,708       85,739,631
           FHLB advances                                               3,000,000        3,000,000               -0-              -0-
           Repurchase agreements                                       3,979,178        3,979,178         2,157,832        2,157,832
           Accrued interest payable                                      269,182          269,182           200,372          200,372


NOTE 16 - SUBSEQUENT EVENT

       In January 2001, the Bank notified the originator and servicer of its automobile loans that they would no longer fund loans under this program. In addition, in January 2001, the Bank charged-off approximately $ 95,000 in repossessions under this program which were included in the consolidated statement of financial condition as of December 31, 2000. The Bank is currently evaluating the potential effects of these events on the financial position of the Bank and will adjust reserves as considered necessary in 2001. However, management does not anticipate these events will have a significant effect on the Bank's financial position.

Item 8. Changes  in  and  Disagreements  with   Accountants  on  Accounting  and
------  ------------------------------------------------------------------------
        Financial Disclosure.
        --------------------

           There has been no occurrence requiring a response to this item.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
------  ------------------------------------------------------------------------
        With Section 16(a) of the Exchange Act.
        ---------------------------------------

      The Company's directors and executive officers are as follows:

Name                                     Position with Company
----                                     ---------------------

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

Michael R. Pender, Jr.                   Treasurer and Class III Director

A. Dean Pratt                            Class I Director

Paul D. Thatcher                         Executive  Vice  President  and   Chief
                                         Lending Officer

Gilbert J. Wellman                       Chairman  of  the  Board  and  Class II
                                         Director

         Each of the Company's directors has served in such capacity since May 1991. The Company has a classified Board of Directors, whereby approximately one-third of the members are elected each year at the Company's annual meeting of shareholders. Upon election, each director of the Company will serve for a term of three years. The Company's officers are appointed by its Board of Directors and hold office at the will of the Board.

         Susan M. Baker, age 44, has served as an office administrator for the medical practice of her husband since 1987 and has been a partner in a family-owned real estate and lumber business since 1981. Ms. Baker served in the commercial lending and corporate banking department of NationsBank in Sarasota from 1985 to 1987 and served as a branch manager for NationsBank from 1983 to 1985. Ms. Baker is also a certified financial planner.

         Kenneth H. Barr, age 60, served as part owner and general manager of Schenkel's Restaurant on Longboat Key, Florida from
1968 to 1994.  Since 1994, Mr. Barr has been a restauranteur.

         Timothy  J.  Clarke,  age  56,  has  served  as  President  of   Clarke
Advertising & Public Relations, Inc. since 1987.

         James W. Demler, M.D., age 54, served as Chairman of the Board of the Company from December 1990 to April 1996. Dr. Demler is a physician specializing in urological surgery. Dr. Demler helped establish Florida Urology Specialists (formerly Florida Urological Associates) and has been in private practice since 1983. Dr. Demler is former Chief of Surgery at Doctor's Hospital of Sarasota.

         Susan K. Flynn, age 39, has served as the Senior Vice President, Chief Financial Officer and Cashier of the Company and the Bank since 1995. From 1991 to 1995, Ms. Flynn served as the Vice President and Cashier of University State Bank in Tampa, Florida. Prior to that, Ms. Flynn served as an Assistant Branch Manager, Consumer Loan Officer and Compliance Officer for First Union National Bank in Tampa, Florida.

         Christine L. Jennings, age 55, has served as President and Chief Executive Officer of the Company since May 1991 and of the Bank since September 1992 and has been engaged in the organization of the Company and the Bank since May 1990. From 1987 to 1990, Ms. Jennings served as Senior Vice President and Chief Lending Officer, as well as a director, of Liberty National Bank in Bradenton, Florida. From 1985 to 1987, she served as Vice President - Commercial Real Estate of NCNB National Bank of Florida in Sarasota/Tampa, Florida. From 1984 to 1985, Ms. Jennings served as Vice President of Southeast Bank. Prior to that, she served in various capacities with Huntington National Bank in Columbus, Ohio from 1970 to 1984. Ms. Jennings has 36 years of banking experience.

         Edward S. Levi, age 76, served as President and Chief Executive Officer of Samuel Levi & Company, Inc. a retail furniture business headquartered in Portsmouth, Ohio, from 1948 to 1988. Mr. Levi has been retired since 1988. Mr. Levi also served as a director of Bank One, N.A. in Portsmouth, Ohio from 1977 to 1988 and was a member of that bank's executive, personnel and compensation committees.

         Sam D. Norton, age 41, is a partner in the law firm of Norton, Gurley, Hammersley & Lopez, P.A. in Sarasota and has been engaged in private practice since 1985. Mr. Norton practices law in the areas of real estate, general business law and lender representation. He also serves as a director of Surgical Safety Products, Inc.

         Michael R. Pender, Jr., age 49, is a certified public accountant, and has been a partner of Cavanaugh & Co., LLP, since 1979.

         A. Dean Pratt, age 70, has been retired since 1985. Prior to his retirement, Mr. Pratt served as Chairman of the Board, President and Chief Executive Officer of First State Bank of Morrisonville in Morrisonville, Illinois from 1968 to 1984.

         Paul D. Thatcher, age 52, has served as the Executive Vice President and Chief Lending Officer of the Company and the Bank since February 1994. From 1986 to 1994, Mr. Thatcher served as the Vice President, Credit Review for NationsBank in Tampa, Florida.

         Gilbert J. Wellman, age 79, has served as the Chairman of the Board of Directors of the Company since April 1996. Mr. Wellman served as President and Chief Executive Officer of Tower National Bank in Lima, Ohio from 1964 to 1983 and was the Organizing Chairman of that bank. From 1983 when the Bank was sold to BancOne Corporation until his retirement in 1987, Mr. Wellman served as Chairman and Chief Executive Officer of the BancOne subsidiary.

         There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

         The Company is not subject to the requirements of Section 16 of the Securities Exchange Act of 1934, as amended.


Item 10. Executive Compensation
-------  ----------------------

         The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and Executive Vice President (collectively, the "Named Executive Officers") for the years ended December 31, 2000, 1999 and 1998. No other executive officer's compensation exceeded $100,000 during 2000.

Summary Compensation Table


                                                                                              Long Term
                                                                                          Compensation Awards
                                                            Annual Compensation           -------------------
                                                            -------------------               Securities
         Name and Principal Position                Year       Salary           Bonus     Underlying Options
         ---------------------------                ----       ------           -----     ------------------

Christine L. Jennings                               2000      $136,334        $ 34,125(1)       3,285
    President and                                   1999      $129,925        $ 32,500(2)       3,285
    Chief Executive Officer                         1998      $120,001        $ 30,000(3)       3,285

Paul D. Thatcher                                    2000      $ 94,052        $ 19,819(1)       3,881
    Executive Vice President                        1999      $ 91,813        $ 19,020(2)       3,881
                                                    1998      $ 81,786        $ 17,000(3)       3,881

------------------------------
(1)     Earned in 2000 but paid in January 2001.
(2)     Earned in 1999 but paid in January 2000.
(3)     Earned in 1998 but paid in January 1999.

Compensation of Directors

        The Company's outside directors are paid $500 per quarter based on their attendance at meetings. The Bank's outside directors are paid $500 per month and $100 for each Committee meeting attended. Directors who are also executive officers of the Bank are not additionally compensated as members of the Bank's Board of Directors.

Employment Agreement

        On January 1, 1998, the Company entered into an employment agreement with Christine L. Jennings, pursuant to which she serves as President and Chief Executive Officer of the Company and the Bank. The terms of the employment agreement provide that Ms. Jennings shall be employed as President and Chief Executive Officer and shall serve as a director of the Company and the Bank for a period commencing on January 1, 1998 and ending on December 31, 2002, and shall be entitled to receive an annual base salary of $120,000, which may be increased at the discretion of the Board of Directors of the Company, subject to certain performance requirements. The terms of the agreement also provide for a bonus in the amount of 5% of the Bank's after tax net income, such amount not to exceed 25% of Ms. Jennings' base salary, subject to certain performance conditions by the Bank. In addition, the terms of the employment agreement provide for the grant of incentive stock options to Ms. Jennings pursuant to the Company's 1998 Stock Option Plan.

Severance Protection Agreement

        On June 17, 1998, the Company and the Bank entered into an agreement with Paul Thatcher, pursuant to which he is entitled to receive an amount equal to one and a half (1 1/2) times the rate of his annual regular compensation in the event that Mr. Thatcher is terminated by the Bank without cause upon the occurrence of a "change in control" as defined in the agreement. Under the severance agreement, Mr. Thatcher is also entitled to receive the severance payment discussed above if, following a "change in control," he chooses to terminate his employment as a result of (i) a reduction in his regular rate of compensation as in effect prior to the "change in control;" or (ii) a reduction in his duties, title, and/or responsibilities, as were previously set prior to the "change in control." The severance protection agreement is in effect until December 31, 2002, but may be extended annually, by mutual agreement of the parties, to December 31 of the next calendar year.

Stock Option Plan

        On March 23, 1999, the Board of Directors approved the 1998 Stock Option Plan (the "Plan") to promote the Company's growth and success. The Plan was approved by the Company's shareholders at the 1999 Annual Meeting of Shareholders. Options may be granted under the Plan to the Company's directors, officers and employees as well as certain consultants and advisors. The Plan currently provides for the grant of incentive and non-qualified stock options to purchase up to 64,216 shares of Common Stock at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price of incentive stock options must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted. The options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options granted under the Plan typically vest over a period of four to five years. As of March 30, 2001, options to purchase 56,675 shares of the Company's Common Stock were outstanding pursuant to the Plan.

        No options were exercised by the Named Executive Officers during 2000. The following table presents certain information concerning grants of stock options to the Company's Named Executive Officers under the Company's 1998 Stock Option Plan made during the year ended December 31, 2000.



                                         Option Grants in Last Fiscal Year
                                                 Individual Grants
                                                          % of Total Options

                                                               Options            Exercise
                                            Options           Granted to           Price
                                            Granted          Employees in         ($ Per           Expiration
                                              (#)            Fiscal Year          Share)              Date
                                            -------          -----------          -----               ----
Name

                                             3,285               43.6%            $12.50            12/31/08
Christine L. Jennings...............
                                             3,881               51.5%            $12.50            12/31/08
Paul D. Thatcher....................

        The following table presents information regarding the value of options held by the Company's Named Executive Officers at December 31, 2000.

                                          Fiscal Year End Option Values
                                          -----------------------------

                                                          Number of                    Value of Unexercised
                                                     Unexercised Options               in-the-Money Options
                                                      at Fiscal Year End              at Fiscal Year End(1)
                Name/Position                     Exercisable/Unexercisable         Exercisable/Unexercisable
                -------------                     -------------------------         -------------------------
Christine L. Jennings

    President and Chief Executive Officer                 33,430 / 0                      $159,228 / $ 0

Paul D. Thatcher
    Executive Vice President                              21,120 / 0                      $ 87,053 / $ 0

---------------------
(1) Dollar values calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 2000 ($15.50) and the exercise price of such options. The fair market value of the Company's Common Stock was estimated based on the sales price of the Common Stock sold in recent private transactions.

Item 11.        Security Ownership of Certain Beneficial Owners and Management.
-------         --------------------------------------------------------------

        The following table sets forth certain information as of March 30, 2001 with respect to ownership of the outstanding Common Stock of the Company by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company as a group:


                                                                      Percent of
                                           Shares of Common Stock    Outstanding
Name of Beneficial Owner                   Beneficially Owned (1)      Shares
------------------------                   ----------------------      ------

Susan M. Baker                                     17,283               3.1%
Kenneth H. Barr (2)                                17,233               3.1%
Timothy J. Clarke (3)                               9,442               1.7%
James W. Demler, M.D. (4)                          19,566               3.4%
Susan K. Flynn(5)                                   2,804                 *
Christine L. Jennings (6)                          46,814               8.4%
Edward S. Levi (7)                                 15,000               2.7%
Sam D. Norton (8)                                  12,942               2.3%
Michael R. Pender, Jr. (9)                         10,650               1.9%
A. Dean Pratt (10)                                 24,492               4.3%
Paul D. Thatcher(11)                               21,620               3.7%
Gilbert J. Wellman (12)                            94,579              16.9%
Charles V. Wellman, M.D. (13)                      38,220               6.8%
     All executive officers and directors         330,645              51.6%
         as a group (12 persons) (14)

* Less than 1% of the outstanding shares

----------------------------------------
(1) Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes warrants and options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 559,140 shares outstanding, except for certain parties who hold presently exercisable warrants or options to purchase shares. The percentages for those parties who hold presently exercisable warrants or options are based upon the sum of 559,140 shares plus the number of shares subject to presently exercisable warrants or options held by them, as indicated in the following notes. Except as otherwise indicated, the persons named in this table have a business address of One Sarasota Tower, Two North Tamiami Trail, Suite 100, Sarasota, Florida 34236.
(2) Includes 13,433 shares owned individually by Mr. Barr and 3,800 shares held by his individual retirement account.
(3) Includes 3,500 shares owned individually by Mr. Clarke and 5,942 shares held by a company he controls.
(4) Includes 2,500 shares owned individually by Dr. Demler, 2,000 shares held by his individual retirement account and 500 shares held by his spouse's individual retirement account. Includes 14,566 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.
(5) Includes 679 shares owned individually by Ms. Flynn and 2,125 shares subject to presently exercisable stock options.
(6) Includes 11,514 shares owned individually by Ms. Jennings and 1,548 shares held by her individual retirement account. In addition, amount includes 33,430 shares subject to presently exercisable stock options.

(7)  All 15,000 shares are held by Mr. Levi's individual retirement account.
(8) Includes 11,942 shares owned individually by Mr. Norton and 1,000 shares held by his spouse.
(9) Includes 5,350 shares owned individually by Mr. Pender and 5,300 shares held by Mr. Pender's individual retirement account.
(10) Includes 14,660 shares held in a revocable living trust of which Mr. Pratt is the trustee and a beneficiary. In addition, amount includes 9,832 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.
(11) Includes 500 shares owned individually by Mr. Thatcher and 21,120 shares subject to presently exercisable stock options.
(12) Includes 54,579 shares held by a trust for Mr. Wellman for which he serves as the trustee and 40,000 shares held by a trust for
     Mr. Wellman's wife for which he also serves as the trustee.
(13) Includes 28,220 shares owned individually by Dr. Wellman and 3,000 shares held by his three minor children for which he is the custodian and 7,000 shares held by his spouse.
(14) Includes  81,073  shares  subject  to  presently-exercisable  warrants   or
     options.


Item 12.        Certain Relationships and Related Transactions.
-------         ----------------------------------------------

        Sam D. Norton, a director of the Company, is a partner with the law firm of Norton, Gurley, Hammersly & Lopez, P.A., which received from the Company legal fees during fiscal 2000 and 1999 totaling $22,000 and $11,000, respectively, for services rendered to the Company. Timothy J. Clarke, also a director of the Company, is owner of Clarke Advertising and Public Relations, to which the Company paid a total of $61,000 and $56,000 during 2000 and 1999, respectively, which includes costs passed through by other companies providing marketing services to the Company. Michael R. Pender, Jr., another director of the Company, provided accounting services to the Company and received accounting fees during fiscal 2000 and 1999 totaling $6,000 and $2,250, respectively.

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

Item 13.        Exhibits and Reports on Form 8-K.
-------         --------------------------------

        (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-18 under the Securities Act of 1933 for the Registrant, as filed with the Securities and Exchange Commission on June 6, 1991, Registration No. 33-41045, as amended on July 15, 1991 by Amendment No. 1 and as amended on August 5, 1991 by Amendment No. 2 (the "S-18"), (ii) the Annual Report on Form 10-KSB for the year ended December 31, 1992 (the "1992 10-KSB"), (iii) the Annual Report on Form 10-KSB for the year ended December 31, 1993 (the "1993 10-KSB") or (iv) the Current Report on Form 8-K dated November 3, 1995 (the "11/3/95 8-K"); (v) the Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "1998 10-KSB"); or (vi) the Annual Report on Form 10-KSB for the year ended December 31, 1999 (the "1999 10-KSB"). The exhibit numbers correspond to the exhibit numbers in the referenced document.

        Exhibit No.                     Description of Exhibit
        ----------                      ----------------------

           *3.1          -   Articles  of  Incorporation dated December 28, 1990
                             (S-18).

           *3.2          -   Articles of Amendment dated May 7, 1991 (S-18).

           *3.3          -   Articles of Amendment dated May 21, 1991 (S-18).

           *3.4          -   By-Laws adopted June 3, 1991 (S-18).

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

          *10.6          -   Form of Incentive  Stock  Option  Agreement.  (1998
                             10-KSB)

          *10.7          -   Severance  Protection Agreement dated June 17, 1998
                             between the Company,  the Bank and Paul D. Thatcher
                             (1999 10-KSB).

          *21.1          -   Subsidiaries of the Registrant (1992 10-KSB).

           23.1          -   Consent of Saltmarsh, Cleaveland & Gund.

        (b)    Reports on Form 8-K. No Current Reports on Form 8-K were filed by
               -------------------
     the Company  during the quarter  ended  December 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                           SARASOTA BANCORPORATION, INC.



Dated: March 20, 2001      By:   /s/ Christine L. Jennings
                               -------------------------------------------------
                                Christine L. Jennings
                               President and Chief Executive Officer (Principal
                                Executive Officer)


Dated: March 19, 2001      By:  /s/ Susan K. Flynn
                              --------------------------------------------------
                               Susan K. Flynn
                               Senior Vice President and Cashier (Principal Financial and Accounting Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          Signature                                              Date
          ---------                                              ----

 /s/ Susan M. Baker                                              March  9, 2001
------------------------------------------------------
SUSAN M. BAKER
Class II Director


 /s/ Kenneth H. Barr                                             March 20, 2001
------------------------------------------------------
KENNETH H. BARR
Class II Director


 /s/ Timothy J. Clarke                                            March 20, 2001
------------------------------------------------------
TIMOTHY J. CLARKE
Class III Director


                                                                 March   , 2001
------------------------------------------------------                 --
JAMES W. DEMLER, M.D.
Class I Director


                       [Signatures Continued On Next Page]

 /s/ Christine L. Jennings                                       March 20, 2001
------------------------------------------------------
CHRISTINE L. JENNINGS
President, Chief Executive
Officer and Class III Director

 /s/ Edward S. Levi                                              March 20, 2001
------------------------------------------------------
EDWARD S. LEVI
Class I Director


                                                                 March   , 2001
------------------------------------------------------                 --
SAM D. NORTON
Secretary and Class III Director


 /s/ Michael R. Pender                                           March 20, 2001
------------------------------------------------------
MICHAEL R. PENDER, JR.
Treasurer and Class III Director


                                                                 March   , 2001
------------------------------------------------------                 --
A. DEAN PRATT
Class I Director


 /s/ Gilbert J. Wellman                                          March 20, 2001
------------------------------------------------------
GILBERT J. WELLMAN
Chairman of the Board and
Class II Director

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

                                  EXHIBIT INDEX
                                  -------------
        Exhibit No.                     Description of Exhibit
        ----------                      ----------------------

         23.1                       -   Consent of Saltmarsh, Cleaveland & Gund.