Form 10QSB
period 2001-03-31
SARASOTA BANCORPORATION INC / FL
filed 2001-05-15
CIK 875707

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
         March 31, 2001                                                 33-41045

                          SARASOTA BANCORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       Florida                                                 65-0235255
--------------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S.Employer
incorporation or organization)                               Identification No.)


           Two North Tamiami Trail, Suite 100, Sarasota, Florida 34236
           -----------------------------------------------------------
                    (Address of principal executive offices)


                                 (941) 955-2626
                           ---------------------------
                           (Issuer's telephone number)


                                 Not applicable
                                 --------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                          No
                      --------                         -----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock, $.01 Par Value                             559,140
      ----------------------------                   ---------------------------
                  Class                              Outstanding at May 11, 2001

Transitional Small Business Disclosure Format (Check One):

Yes                             No
    ------------                   -------------

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      March 31, 2001 and December 31, 2000
                                   (UNAUDITED)




ASSETS                                                                              March 31, 2001           December 31, 2000
------------------------------------------------------------------                  --------------           -----------------
Cash and Due From Banks                                                             $   1,831,315                2,319,123
Federal Funds Sold                                                                      8,180,586                1,656,000
Securities available for sale                                                          16,062,133               18,072,356
Loans (Net)                                                                            94,256,807               92,216,319
Accrued interest receivable                                                               737,804                  716,706
Foreclosed real estate                                                                    235,116                  238,716
Repossesed assets                                                                         200,701                  369,890
Furniture and equipment,net                                                               298,053                  310,031
Deferred income taxes                                                                     322,700                  360,116
Other assets                                                                               42,978                  301,448
                                                                                           ------                  -------
     TOTAL ASSETS:                                                                  $ 122,168,193              116,560,705
                                                                                    =============              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:

Noninterest-bearing demand deposits                                                 $  10,463,948               13,187,296
NOW and money market deposits                                                          29,582,109               29,715,138
Savings deposits                                                                          823,013                  734,369
Other time deposits                                                                    63,060,724               57,166,856
                                                                                       ----------               ----------
  Total deposits                                                                      103,929,794              100,803,659
                                                                                      ===========              ===========

FHLB advances                                                                           3,000,000                3,000,000
Repurchase agreements                                                                   5,970,170                3,949,178
Income taxes payable                                                                      217,244                     --
Accrued interrest payable                                                                 265,509                  269,182
Other liabilities                                                                         107,500                  143,833
                                                                                          -------                  -------

     TOTAL LIABILITIES:                                                               113,490,217              108,165,852

COMMITMENTS AND CONTINGENCIES                                                                --                       --

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 Par Value.  Authorized 1,000,000 shares;
   None Issued or Outstanding                                                                --                       --
Common Stock, $.01 Par Value.  Authorized 10,000,000 shares;
     Outstanding 559,140 shares                                                             5,591                    5,591
Additional Paid-In Capital                                                              5,588,927                5,588,927
Treasury stock, at cost                                                                    (7,781)                  (7,781)
Retained earnings                                                                       3,015,478                2,871,824
Accumulated Other Comprehensive Income (Loss)                                              75,761                  (63,708)
                                                                                           ------                  -------

     TOTAL STOCKHOLDERS' EQUITY:                                                        8,677,976                8,394,853
                                                                                        ---------                ---------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                                    $ 122,168,193              116,560,705
                                                                                    =============              ===========

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                                   THREE MONTHS                   THREE MONTHS
                                                                      ENDED                          ENDED
                                                                     3/31/01                        3/31/00
                                                              --------------------------     --------------------

INTEREST INCOME:

Loans receivable and fees on loans                                 $ 2,225,249                     1,821,217
Investment securities                                                  270,710                        59,976
Federal funds sold                                                      96,944                       297,779
                                                                        ------                       -------

     TOTAL INTEREST INCOME                                           2,592,903                     2,178,972

INTEREST EXPENSE:

Deposits                                                             1,300,564                     1,038,757
Other                                                                  117,154                        43,837
                                                                       -------                        ------

     TOTAL INTEREST EXPENSE:                                         1,417,718                     1,082,594
                                                                     =========                     =========

     NET INTEREST INCOME                                             1,175,185                     1,096,378

Provision for loan losses                                               47,100                        44,600
                                                                        ------                        ------

     NET INTEREST INCOME (LOSS) AFTER
         PROVISION FOR LOAN LOSSES:                                  1,128,085                     1,051,778

Noninterest income:

Service charges on deposit accounts                                     58,152                        51,152
Net gain (loss) from sale of repossessed assets                       (174,818)                         --
Other income                                                            33,025                       103,654
                                                                        ------                       -------

     Total noninterest income                                          (83,641)                      154,806


Noninterest Expenses:

Salaries and employee benefits                                         271,661                       253,432
Occupancy                                                               91,093                        80,236
Data processing                                                         52,783                        50,194
Professional Fees                                                       46,622                        48,649
Loan Costs                                                             149,147                       140,175
Other                                                                  116,734                       123,990
                                                                       -------                       -------

     Total noninterest expenses:                                       728,040                       696,676
                                                                       =======                       =======

     INCOME BEFORE TAXES                                               316,404                       509,908

     PROVISION FOR TAXES                                               172,750                       198,100
                                                                       -------                       -------

     NET INCOME (LOSS)                                             $   143,654                       311,808
                                                                   ===========                       =======


NET INCOME (LOSS) PER SHARE OF COMMON STOCK                               0.26                          0.56
                                                                          ====                          ====


                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                                              THREE MONTHS            THREE MONTHS
                                                                                 ENDED                   ENDED
                                                                                3/31/01                 3/31/00
                                                                          -------------------     -------------------


CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                                $    143,654              $    311,808
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH FLOWS FROM OPERATING ACTIVITIES:

Depreciation and amortization                                                   13,307                     9,544
Provision for Loan Losses                                                       47,100                    44,600
Net Change In -
     Accrued Interest Receivable                                               (21,098)                  (50,466)
     Foreclosed real estate                                                      3,600                     3,600
     Repossesed assets                                                         169,189                   423,583
     Other assets                                                              258,470                   239,719
     Income taxes payable                                                      217,244                   (59,300)
     Accrued interest payable and other                                        (40,006)                  222,299
                                                                               -------                   -------

     NET CASH PROVIDED BY OPERATING ACTIVITIES:                                791,460                 1,145,387
                                                                               =======                 =========


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investment securities,  Net                                      2,187,108                (2,959,030)
Purchase of furniture & equipment                                               (1,329)                     --
Increase in Loans,  Net                                                     (2,087,588)               (2,416,954)
                                                                            ----------                ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES:                                      98,191                (5,375,984)
                                                                                ======                ==========

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increase in Deposits                                                     3,126,135                 6,826,240
Proceeds from sale of treasury stock                                              --                       3,249
Increase in repurchase agreement                                             2,020,992                   492,630
                                                                             ---------                   -------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                                   5,147,127                 7,322,119

NET INCREASE IN CASH:                                                        6,036,778                 3,091,522

CASH AT BEGINNING OF PERIOD:                                                 3,975,123                 4,034,503
                                                                             ---------                 ---------

CASH AT END OF PERIOD:                                                    $ 10,011,901              $  7,126,025
                                                                          ------------              ------------

Supplemental Disclosure of Cash Flow Information -
    Cash Paid During The Period For Interest:                             $  1,421,391              $  1,082,594

    Cash Paid During The Period For income taxes:                         $       --                $     59,300
                                                                          ============              ============

                          SARASOTA BANCORPORATION, INC
                                 AND SUBSIDIARY

                    Notes to Financial Statements (Unaudited)
                                 March 31, 2001

Note 1 - Basis of Presentation

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

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

     Investment Securities.  As of March 31, 2001, no Investment Securities were
     ---------------------
carried as "Held to Maturity."

     Available for Sale  Securities.  As of March 31, 2001,  the market value of
     ------------------------------
"Available for Sale Securities" was $16,062,133.

     Earnings Per Share. Earnings per share were $.26 for the quarter ended March 31, 2001. The earnings per share for this quarter may not be indicative of projected earnings (losses) for the year ending December 31, 2001.

     Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As of March 31, 2001, the provision for income taxes was $172,750.

     Statement of Cash Flows. The presentation of the statement of cash flows is condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.

         Note 4 - Related Parties

     One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the three months ended March 31, 2001 were $1,579. Another director provides advertising, printing and other miscellaneous services to the Company. The gross billings, which include costs passed through to other companies providing services to the Company, were $13,784 for the three months ended March 31, 2001. Another director provides accounting services for the Company. Fees for these services for the quarter ended March 31, 2001 were $650.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------            -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

     The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.'s (the "Company") financial condition and results of operations reflected in the Company's unaudited financial statements for the first quarter ended March 31, 2001.

Results of Operations

     The Company's net income for the first quarter of 2001 was $143,654, a 53.9% decrease compared to $311,808 for the same period in 2000. Earnings per share were $.26 in the first quarter of 2001 compared to $0.56 per share for the same period in 2000. The decrease in net income is primarily attributable to a decrease in non-interest income for the three-month period ended March 31, 2001. Interest on investment securities increased 351.4%, while interest on Federal Funds sold decreased 67.4% for the three-month period ended March 31, 2001. Interest and fees on loans increased $404,032 or 22.18% for the same period.

     Net interest income after the provision for loan losses for the first quarter of 2001 increased $76,307, or 7.3%, to $1,128,085 from a balance of $1,051,778 for the first quarter of 2000. The increase in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 5.02% for the first quarter of 2001 compared to 4.68% for the first quarter of 2000. The net interest margin for the three months ended March 31, 2001 was 3.75% on average earning assets of $119,526,809. For the same period in 2000, the net interest margin was 4.53% on average earning assets of $94,700,200. The decrease in net interest margin reflects a rapid decrease in variable loan rates due to the numerous changes in the Bank's prime rate and the slower rate changes associated with the higher cost time deposits which are generally tied to fixed rates.

     Non-interest expense for the first quarter of 2001 increased $31,364, or 4.5%, as compared to the first quarter of 2000. This increase is primarily the result of an increase in costs associated with employee benefits.

     Non-interest income decreased $238,447, or 154.0%, during the quarter ended March 31, 2001 as compared to the same period in 2000. The decrease in non-interest income is primarily attributable to losses on the sale of repossessed assets associated with the First Florida Financial Ltd., Inc. consumer loan portfolio. For more information regarding the pending legal proceedings with First Florida Financial Ltd., see "Item 1. Legal Proceedings" in Part II of this Form 10-QSB.

Financial Condition

     For the three month period ended March 31, 2001, the Company experienced continued asset, loan and deposit growth. Total assets increased 4.8% to $122,168,193 for the three-month period ended March 31, 2001 from $116,560,705 at December 31, 2000. This increase is primarily attributable to an increase in loans of approximately $2 million and an increase in Federal Funds Sold of approximately $6.5 million.

     The allowance for loan loss provision for the first quarter of 2001 was $47,100 compared to $44,600 in the first quarter of 2000. The reserve balance for loan losses as of March 31, 2001 was $1,031,974 as compared to $1,036,767 at

December 31, 2000. At March 31, 2001, the allowance for loan losses represented 1.08% of total loans outstanding compared to 1.03% at December 31, 2000. Management considers the allowance to be adequate based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

     Through the first quarter of 2001, there were nine charged-off loans in the aggregate amount of $70,737 and total recoveries of $18,843, or a net of 0.05% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was $367,000 or 0.38% of total loans outstanding as of March 31, 2001, compared to 0.69% of total loans outstanding as of March 31, 2000. At December 31, 2000, non-performing loans were $1,163,000, or 1.24%, of total loans outstanding. The non-performing loans are primarily consumer loans and all of the non-performing loans are fully secured. There were no other loans past due in excess of 90 days as of March 31, 2001.

Capital Adequacy

     Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (tier 1 capital), 8% for total risk-based capital, and at least 3% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company's tier 1 risk-based capital ratio at March 31, 2001 was 9.06%, its total risk-based capital ratio was 10.14%, and its leverage ratio was 7.08%.

Liquidity

     The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 90.6% at March 31, 2001, cash and due from banks of $1,831,315 and federal funds sold of $8,180,586, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

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

Item 1.  Legal Proceedings
------   -----------------

     On March 16, 2001, the Bank filed a lawsuit against First Florida Financial Ltd., Inc., and its principals ("First Florida"). The lawsuit, styled "Sarasota Bank v. First Florida Financial Ltd., Inc., F. Robert Furlong, Joseph Furlong and Jean Furlong, In the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, 2001-CA-3652-NC," alleges, among other things, that First Florida breached its contract with the Bank for the origination and servicing of automobile loans (the "Loan Contract"). In addition, the Bank alleges that First Florida has interfered with contract and business relations of the Bank. The lawsuit arises out of the Bank's termination of the Loan Contract with First Florida, effective February 1, 2001. The Bank is seeking an unspecified amount of monetary damages and injunctive relief to prevent First Florida from continuing to service loans under the Loan Contract, and an accounting of the loans originated and serviced under the Loan Contract.

     On March 19, 2001, First Florida filed a separate lawsuit against the Bank regarding the Loan Contract. The lawsuit, styled First Florida Financial Ltd., Inc. v. Sarasota Bank, In the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, 2001-CA-3671-NC, alleges, among other things, that the Bank breached the Loan Contract, tortiously interfered with First Florida's business relationship with a competing financial institution, used unfair and deceptive trade practices in its communications with the competing financial institution regarding First Florida, and breached an implied covenant of good faith in its dealings with First Florida. First Florida is seeking damages in excess of $18 million, an undisclosed amount for punitive damages, and an action for an accounting of the loans originated and serviced under the Loan Contract. The Court subsequently consolidated the two lawsuits.

     On April 27, 2001, the Court entered an order which denied the Bank's motion for temporary injunctive relief to prevent First Florida from continuing to service loans originated under the Loan Contract and ordered an accounting of the loans originated under the Loan Contract. On that date, the Court also ordered a preliminary injunction to, among other things, restrain the Bank from interfering with the collection activities of First Florida. The Bank has filed to appeal both of the Court's orders.

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

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

          (a) No exhibits have been filed with this report.

          (b)Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2001.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SARASOTA BANCORPORATION, INC


Dated:   May 15, 2001       By:
                                  /s/ Christine L. Jennings
                                  ----------------------------------------
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)




Dated:   May 15, 2001       By:
                                  /s/ Susan K. Flynn
                                  -------------------------------------
                                     Vice  President  and  Chief Financial
                                     Officer  (Principal   Financial   and
                                     Accounting Officer)