Form 10QSB/A
period 2001-03-31
SARASOTA BANCORPORATION INC / FL
filed 2001-06-04
CIK 875707

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1
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


                                 (941) 955-2626
                ----------------------------------------------
                           (Issuer's telephone number)


                                 Not applicable
      ----------------------------------------------------------------

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

     On March 19, 2001, First Florida filed a separate lawsuit against the Bank regarding the Loan Contract. The Court subsequently consolidated the two lawsuits. As a result, on April 13, 2001, First Florida filed an Answer, Affirmative Defenses and Counterclaim in response to the Bank's complaint. The Counterclaim filed by First Florida alleges, among other things, that the Bank breached the Loan Contract, tortiously interfered with First Florida's business relationship with a competing financial institution, used unfair and deceptive trade practices in its communications with borrowers whom First Florida alleges are their customers, and breached an implied covenant of good faith in its dealings with First Florida. First Florida is seeking injunctive relief regarding the alleged interference with First Florida's customers and its business relationship with a competing financial institution, deceptive and unfair trade practices allegedly used by the Bank and the alleged infringement by the Bank on trade secret information of First Florida. In addition, First Florida is also seeking monetary damages in excess of $9 million and an action for an accounting of the loans originated and serviced under the Loan Contract.

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


                           SARASOTA BANCORPORATION, INC


Dated:   June 1, 2001      By: /s/ Christine L. Jennings
                               --------------------------
                                    Christine L. Jennings
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Dated:   June 1, 2001      By: /s/ Susan K. Flynn
                               --------------------------
                                    Susan K. Flynn
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)