Form 10QSB
period 2001-06-30
SARASOTA BANCORPORATION INC / FL
filed 2001-08-14
CIK 875707

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
        June 30, 2001                                          33-41045


                          SARASOTA BANCORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Florida                                                 65-0235255
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

                  Yes  |X|                            No  | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 Par Value                                 559,140
----------------------------                      ------------------------------
          Class                                   Outstanding at August 13, 2001

Transitional Small Business Disclosure Format (Check One):

Yes ___No __X__


                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)


ASSETS                                                                                        June 30, 2001        December 31, 2000
----------------------------------------------------                                          -------------        -----------------
Cash and due from banks                                                                      $   4,213,576         $      2,319,123
Federal funds sold                                                                               3,683,542                1,656,000
Securities available for sale                                                                   17,500,856               18,072,356
Loans (Net)                                                                                     94,999,727               92,216,319
Accrued interest receivable                                                                        726,754                  716,706
Foreclosed real estate                                                                             231,516                  238,716
Repossesed assets                                                                                  119,728                  369,890
Furniture and equipment,net                                                                        286,075                  310,031
Deferred income taxes                                                                              322,700                  360,116
Other assets                                                                                        40,448                  301,448
                                                                                                    ------                  -------

     TOTAL ASSETS:                                                                           $ 122,124,922         $    116,560,705
                                                                                             =============              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:

Noninterest-bearing demand deposits                                                          $  11,354,631         $     13,187,296
NOW and money market deposits                                                                   25,227,742               29,715,138
Savings deposits                                                                                   743,731                  734,369
Other time deposits                                                                             66,353,726               57,166,856
                                                                                                ----------               ----------
  Total deposits                                                                               103,679,830              100,803,659
                                                                                               -----------              -----------

FHLB advances                                                                                    3,000,000                3,000,000
Repurchase agreements                                                                            6,012,765                3,949,178
Income taxes payable                                                                               138,299                        -
Accrued interest payable                                                                           245,389                  269,182
Other liabilities                                                                                   91,016                  143,833
                                                                                                    ------                  -------

     TOTAL LIABILITIES:                                                                        113,167,299              108,165,852

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 Par Value.  Authorized 1,000,000 shares;
   None Issued or Outstanding                                                                            -                        -
Common Stock, $.01 Par Value.  Authorized 10,000,000 shares;
     Outstanding 559,140 shares                                                                      5,591                    5,591
Additional paid-in capital                                                                       5,588,927                5,588,927
Treasury stock, at cost                                                                             (3,474)                  (7,781)
Retained earnings                                                                                3,345,319                2,871,824
Accumulated other comprehensive income (loss)                                                       21,260                  (63,708)
                                                                                                    ------                  -------

     TOTAL STOCKHOLDERS' EQUITY:                                                                 8,957,623                8,394,853
                                                                                                 ---------                ---------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                                             $ 122,124,922         $    116,560,705
                                                                                             =============              ===========

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000 AND
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (UNAUDITED)
                                                          THREE MONTHS     THREE MONTHS     SIX MONTHS        SIX MONTHS
                                                             ENDED            ENDED            ENDED            ENDED
                                                            6/30/01          6/30/00          6/30/01          6/30/00
                                                            -------          -------          -------          -------
INTEREST INCOME:

Loans receivable and fees on loans                       $2,194,447      $ 1,908,290     $  4,419,696     $   3,729,507
Investment securities                                       271,065          333,981          541,775           631,760
Federal funds sold                                           80,165           62,583          177,109           122,559

     TOTAL INTEREST INCOME:                               2,545,677        2,304,854        5,138,580         4,483,826

INTEREST EXPENSE:

Deposits                                                  1,253,817        1,150,278        2,554,381         2,189,035
Other                                                       102,168           47,664          219,322            91,501

     TOTAL INTEREST EXPENSE:                              1,355,985        1,197,942        2,773,703         2,280,536

     NET INTEREST INCOME:                                 1,189,692        1,106,912        2,364,877         2,203,290

Provision for loan losses                                   106,750          102,000          153,850           146,600

     NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                         1,082,942        1,004,912        2,211,027         2,056,690
                                                         ----------       ----------       ----------        ----------

NONINTEREST INCOME:

Service charges on deposit accounts                          75,801           62,872          133,953           114,024
Net gain (loss) from sale of repossessed assets              31,565                -         (143,253)                -
Other income                                                 33,945           74,912           66,970           178,566
                                                                                                             ----------

    TOTAL NONINTEREST INCOME                                141,311          137,784           57,670           292,590
                                                         ----------       ----------       ----------        ----------
NONINTEREST EXPENSES:

Salaries and employee benefits                              206,242          242,251          477,903           495,683
Occupancy                                                    92,727           92,334          183,820           172,570
Data processing                                              40,773           52,377           93,556           102,571
Professional Fees                                            99,647           56,416          146,269           105,065
Loan Costs
Other                                                       281,461          279,241          547,342           543,406

     TOTAL NONINTEREST EXPENSES                             720,850          722,619        1,448,890         1,419,295

     INCOME BEFORE TAXES                                    503,403          420,077          819,807           929,985

     PROVISION FOR TAXES                                    173,561          159,175          346,311           357,275

     NET INCOME                                          $  329,842      $   260,902     $    473,496     $     572,710


INCOME PER SHARE OF COMMON STOCK                         $     0.59      $      0.47     $       0.85     $        1.02

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)
                                                                                                 SIX MONTHS              SIX MONTHS
                                                                                                   ENDED                    ENDED
                                                                                                  6/30/01                  6/30/00
                                                                                                -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITY:

NET INCOME                                                                                    $   473,496                $  572,710
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH FLOWS FROM OPERATING ACTIVITIES:

Depreciation and amortization                                                                      26,613                    22,781
Provision for Loan Losses                                                                         153,850                   146,600
Net Change In -
     Deferred Tax Benefit                                                                               -                   (48,837)
     Accrued Interest Receivable                                                                  (10,048)                  (74,825)
     Foreclosed real estate                                                                         7,200                  (189,424)
     Repossesed assets                                                                            250,162                   423,583
     Other assets                                                                                 258,342                   244,050
     Income taxes payable                                                                         138,299                   (59,300)
     Accrued interest payable and other                                                           (76,610)                    9,557
                                                                                                  -------                     -----

     NET CASH PROVIDED BY OPERATING ACTIVITIES:                                                 1,221,304                 1,046,895
                                                                                                ---------                 ---------

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities, Net                                                            693,884                  (816,693)
Purchase of furniture & equipment                                                                       -                         -
Increase in Loans, Net                                                                         (2,937,258)               (9,758,423)
                                                                                              -----------               -----------

NET CASH USED IN INVESTING ACTIVITIES:                                                         (2,243,374)              (10,575,116)
                                                                                               ----------               -----------
CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from sale of treasury stock                                                                4,307                     6,507
Net Increase in Deposits                                                                        2,876,171                11,510,026
Increase in repurchase agreements                                                               2,063,587                 1,132,185
                                                                                                ---------                 ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                                                      4,944,065                12,648,718
                                                                                                ---------                ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS:                                                      3,921,995                 3,120,497

CASH AND CASH EQUIVALENTS AS BEGINNING OF PERIOD:                                               3,975,123                 4,034,503
                                                                                                ---------                 ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD:                                                   $ 7,897,118                $7,155,000
                                                                                                =========                 =========

Supplemental Disclosure of Cash Flow Information
    Cash Paid During The Period For Interest:                                                 $ 2,797,496                $2,280,536
                                                                                              ===========                 =========

                          SARASOTA BANCORPORATION, INC
                                 AND SUBSIDIARY

                    Notes to Financial Statements (Unaudited)
                                  June 30, 2001

Note 1 - Basis of Presentation

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

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

     Investment  Securities.  As of June 30, 2001, no Investment Securities were
     ----------------------
carried as "Held to Maturity."

     Available  for Sale  Securities.  As of June 30, 2001,  the market value of
     -------------------------------
"Available for Sale Securities" was $17,500,856.

     Earnings Per Share. Earnings per share were $.59 for the quarter ended June
     ------------------
30, 2001. The earnings per share for this quarter may not be indicative of projected earnings (losses) for the year ending December 31, 2001.

     Income  Taxes.  The Company  will be subject to taxation  whenever  taxable
     -------------
income is generated. As of June 30, 2001, the provision for income taxes was $346,311.

     Statement of Cash Flows. The presentation of the statement of cash flows is
     -----------------------
condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.

Note 4 - Related Parties

     One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the six months ended June 30, 2001 were $6,351. Another director provides advertising, printing and other miscellaneous services to the Company. The gross billings, which include costs passed through to other companies providing services to the Company, were $29,520 for the six months ended June 30, 2001. Another director provides accounting services for the Company. Fees for these services for the quarter ended June 30, 2001 were $1,300.

Item  2.  MANAGEMENT'S   DISCUSSION   AND  ANALYSIS OF FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.'s (the "Company") financial condition and results of operations as reflected in the Company's unaudited financial statements for the second quarter ended June 30, 2001.

Results of Operations


     The Company's net income for the second quarter of 2001 was $329,800, a 26.41% increase compared to $260,900 for the same period in 2000. Earnings per share were $0.59 in the second quarter of 2001 compared to $0.47 per share for the same period in 2000. The Company's net income for the six-month period ended June 30, 2001 was $473,500 compared to $572,700 for the same period in 2000. Earnings per share decreased from $1.02 for the six-month period ended June 30, 2000 to $0.85 per share for the same period in 2001. The increase in net income for the second quarter is primarily attributable to an increase in loan interest and fee income. The decrease in net income for the six-month period ended June 30, 2001 is primarily due to a significant decrease in non-interest income during the first quarter of 2001 Interest on investment securities decreased 14.25%, while interest on Federal Funds sold increased 44.51% for the six-month period ended June 30, 2001. Interest and fees on loans increased $690,200 or 18.51% for the six-month period ended June 30, 2001.

     Net interest income after the provision for loan losses for the second quarter of 2001 increased $78,000, or 7.76%, to $1,082,900 from $1,004,900 for the second quarter of 2000. The increase in net interest income resulted primarily from an increase in loan volume and a corresponding increase in interest and fees on loans. The cost of deposits averaged 4.74% for the second quarter of 2001 compared to 4.77% for the second quarter of 2000. The net interest margin for the six months and three months ended June 30, 2001 was 3.75% and 3.76% on average earning assets of $120,530,183 and $119,526,809, respectively, for the periods stated. For these same periods in 2000, the net interest margin was 4.30% and 4.76%, respectively, on average earning assets of $98,889,700 and $102,293,400, respectively. The decrease in net interest margin reflects the overall market decrease in borrowing rates and a minimal change in the rates paid on deposits.

     Non-interest expense for the second quarter of 2001 decreased $1,800, or 0.24%, as compared to the second quarter of 2000. This slight decrease is primarily the result of decreased salary and employee benefit expenses.

     Non-interest income increased $3,500, or 2.56%, during the second quarter ended June 30, 2001 as compared to the same period in 2000. For the six-month period ending June 30, 2001, non-interest income decreased $234,900, or 80.29% to $57,700 compared to $292,600 for the same period in 2000. This decrease for the six-month period is primarily attributable to the losses on the sale of repossessed assets associated with the First Florida Financial Ltd., Inc. consumer loan portfolio. During the six-month period ended June 30, 2001, the Company reported losses on the sale of repossessed assets of $165,000 compared to $0 for the same period in 2000. These losses on sales of repossessed assets are largely due to increased charge-offs of loans during the first six months of 2001 related to the First Florida Financial loan portfolio. Gross charge-offs, including losses on sales of repossessed assets, relating to the First Financial loan portfolio, totaled $546,500 during this period. Sarasota Bank has filed a lawsuit against First Florida Financial seeking to prevent First Florida Financial from continuing to service these consumer loans. For more information regarding the pending legal proceedings with First Florida Financial, see "Item 1. Legal Proceedings" in Part II of this Form 10-QSB.

Financial Condition

     For the six month period ended June 30, 2001, the Company experienced continued asset, loan and deposit growth. Total assets increased 4.77% to $122,124,922 at June 30, 2001 from $116,560,705 at December 31, 2000. This increase is primarily attributable to an increase in loans of approximately $2.8 million and an increase in Federal Funds sold of approximately $2.0 million.

     The allowance for loan loss provision for the second quarter of 2001 was $106,750 compared to $102,000 in the second quarter of 2000. Although there was a slight increase in the allowance for loan loss provision during the second quarter, the Company anticipates that the provision for loan losses will increase by an additional $600,000 over the next six months due to the potential for future losses inconnection the First Florida Financial consumer loan portfolio. The reserve balance for loan losses as of June 30, 2001 was $828,621 as compared to $1,036,767 at December 31, 2000. At June 30, 2001, the allowance for loan losses represented 0.87% of total loans outstanding compared to 1.03% at December 31, 2000. Although management considers the allowance to be adequate at June 30, 2001, based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system, management expects to increase the allowance throughoutthe remainder of fiscal 2001 as discussed above. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

     Through the second quarter of 2001, there were charged-off loans in the aggregate amount of $381,459 and total recoveries of $19,463, or a net of 0.38% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was $525,000, or 0.55%, as of June 30, 2001 compared to 0.68% as of the same period in 2000. As of December 31, 2000, non-performing loans were $1,163,000, or 1.24%, of total loans outstanding. The non-performing loans are primarily consumer loans and all of the non-performing loans are fully secured. There were no other loans past due in excess of 90 days as of June 30, 2001.

Capital Adequacy

     Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (Tier 1), 8% for total risk-based capital, and at least 3% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company's Tier 1 risk-based capital ratio at June 30, 2001 was 9.46%, its total risk-based capital ratio was 10.33%, and its leverage ratio was 7.25%.

Liquidity

     The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 91.57% at June 30, 2001, cash and due from banks of $4.2 million and federal funds sold of $3.7 million, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

Cautionary Note Regarding Forward-Looking Statements

     The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the outcome of the First Florida Financial litigation; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

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

     On April 27, 2001, the Court entered an order which denied the Bank's motion for temporary injunctive relief to prevent First Florida from continuing to service loans originated under the Loan Contract and ordered an accounting of the loans originated under the Loan Contract. On that date, the Court also ordered a preliminary injunction to, among other things, restrain the Bank from interfering with the collection activities of First Florida. The Bank has filed an appeal to both of the Court's orders.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     The 2001 Annual Meeting of Shareholders of the Company was held on April 17, 2001. At the meeting the following persons were elected as Class III directors to serve for a term of three years and until their successors are elected and qualified: Timothy J. Clarke, Christine L. Jennings, Sam D. Norton, Michael R. Pender, Jr.

     The results of voting with respect to the election of the Class III directors were as follows:

                                            Votes                  Votes
                                             FOR                  WITHHELD
                                           -------                --------
                                           426,719                   0
Timothy J. Clarke
                                           426,719                   0
Christine L. Jennings
                                           426,719                   0
Sam D. Norton
                                           426,719                   0
Michael R. Pender, Jr.

     The following persons did not stand for reelection to the Board at the 2001 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: James W. Demler, M.D., Edward S. Levi, A. Dean Pratt, Susan M. Baker, Kenneth H. Barr and Gilbert J. Wellman.

     No other matters were presented or voted for at the Annual Meeting.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)   No exhibits have been filed with this report.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SARASOTA BANCORPORATION, INC


Dated:   August 13th, 2001      By: /s/ Christine L. Jennings
                                        ---------------------
                                    Christine L. Jennings
                                    President (Principal Executive Officer)



                                By: /s/ Susan K. Flynn
                                    ------------------
                                    Susan K. Flynn
                                    Senior Vice President and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)