Form 10QSB
period 2001-09-30
SARASOTA BANCORPORATION INC / FL
filed 2001-11-14
CIK 875707

Securities and Exchange Commission
                       ----------------------------------
                             Washington, D.C. 20549
                             ----------------------

                                   Form 10-QSB
                                   -----------
                Quarterly Report Pursuant to Section 13 Or 15(D)
                ------------------------------------------------
                     of the Securities Exchange Act of 1934
                     --------------------------------------


For Quarterly Period Ended                               Commission File Number:
   September 30, 2001                                           33-41045

                         SARASOTA BANCORPORATION, INC.
        (Exact name of small business issuer as specified in its charter)


         Florida                                                 65-0235255
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


           Two North Tamiami Trail, Suite 100, Sarasota, Florida 34236
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (941) 955-2626
                         ---------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
                                 Not applicable
Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes           x                   No
            -----------------                 -------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.01 Par Value                     559,140
     ----------------------------       ------------------------------------
               Class                      Outstanding at November 12, 2001

Transitional Small Business Disclosure Format (Check One):

Yes                   No    X
    -----------          ------------

                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000
                                   (UNAUDITED)




ASSETS                                                September 30, 2001        December 31, 2000
-------------------------------------------------     ------------------        -----------------

Cash and due from banks                                    $   3,769,686                2,319,123
Federal funds sold                                               510,000                1,656,000
Securities available for sale                                 24,835,374               18,072,356
Loans (Net)                                                   95,570,495               92,216,319
Accrued interest receivable                                      679,350                  716,706
Foreclosed real estate                                           227,916                  238,716
Repossessed assets                                                66,984                  369,890
Furniture and equipment (Net)                                    275,696                  310,031
Deferred income taxes                                            241,802                  360,116
Other assets                                                      44,770                  301,448
                                                                 -------                  -------

     TOTAL ASSETS:                                         $ 126,222,073              116,560,705
                                                           ==============             ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------

LIABILITIES:

Noninterest-bearing demand deposits                        $   9,691,945               13,187,296
NOW and money market deposits                                 21,335,582               29,715,138
Savings deposits                                                 819,696                  734,369
Other time deposits                                           75,776,312               57,166,856
                                                             -----------               ----------
  Total deposits                                             107,623,535              100,803,659
                                                            ------------              -----------

FHLB advances                                                  3,000,000                3,000,000
Repurchase agreements                                          6,216,255                3,949,178
Income taxes payable                                              26,600                        -
Accrued interest payable                                         266,975                  269,182
Other liabilities                                                138,013                  143,833
                                                                --------                  -------

     TOTAL LIABILITIES:                                      117,271,378              108,165,852
                                                            ------------              -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 Par Value.  Authorized 1,000,000 shares;
   None Issued or Outstanding                                          -                        -
Common stock, $.01 Par Value.  Authorized 10,000,000 shares;
   Outstanding 559,140 shares                                      5,591                    5,591
Additional paid-in capital                                     5,588,927                5,588,927
Treasury stock, at cost                                           (3,474)                  (7,781)
Retained earnings                                              3,221,905                2,871,824
Accumulated other comprehensive income (loss)                    137,746                  (63,708)
                                                                --------                 --------

   TOTAL STOCKHOLDERS' EQUITY:                                 8,950,695                8,394,853
                                                              ----------                ---------


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:             $ 126,222,073              116,560,705
                                                          ==============              ===========

                         SARASOTA BANCORPORATION, INC.
                                SARASOTA, FLORIDA

                        CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                    THREE MONTHS         THREE MONTHS            NINE MONTHS           NINE MONTHS
                                                        ENDED                ENDED                   ENDED                ENDED
                                                       9/30/01              9/30/00                 9/30/01              6/30/00
                                                       -------              -------                 -------              -------
INTEREST INCOME:

Loans receivable and fees on loans                  $2,144,173            2,071,563              6,563,869              5,801,070
Investment securities                                  274,394               11,858                816,169                134,417
Federal funds sold                                      60,578              313,816                237,687                945,576
                                                       -------             --------               --------                -------

     TOTAL INTEREST INCOME:                          2,479,145            2,397,237              7,617,725              6,881,063

INTEREST EXPENSE:

Deposits                                             1,231,805            1,174,018              3,786,186              3,363,053
Other                                                   96,789               70,751                316,111                162,252
                                                       -------              -------               --------                -------


     TOTAL INTEREST EXPENSE:                         1,328,594            1,244,769              4,102,297              3,525,305
                                                    ----------           ----------             ----------              ---------

     NET INTEREST INCOME:                            1,150,551            1,152,468              3,515,428              3,355,758

Provision for loan losses                              710,000              147,000                863,850                293,600
                                                      --------             --------               --------                -------

     NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                      440,551            1,005,468              2,651,578              3,062,158
                                                      --------           ----------             ----------              ---------

Noninterest income:

Service charges on deposit accounts                     67,506               70,982                201,459                185,006
Net gain (loss) from sale of repossessed assets        (12,660)                   -               (155,913)                     -
Other income                                            62,249               58,674                129,219                237,240
                                                       -------              -------               --------                -------

    Total noninterest income                           117,095              129,656                174,765                422,246
                                                      --------             --------               --------                -------


Noninterest expenses:

Salaries and employee benefits                         241,773              239,127                719,676                734,810
Occupancy                                               94,524               98,031                278,344                270,601
Data processing                                         46,605               39,081                140,161                141,652
Professional Fees                                      161,656               58,484                307,925                163,549
Loan Costs                                             119,196              184,119                432,826                501,400
Other                                                   99,306              100,544                333,018                326,669
                                                       -------             --------               --------                -------

     Total noninterest expenses                        763,060              719,386              2,211,950              2,138,681
                                                      --------             --------             ----------              ---------

     INCOME BEFORE TAXES                              (205,414)             415,738                614,393              1,345,723

     TAX PROVISION (BENEFIT)                           (82,000)             144,000                264,311                501,275
                                                       --------            --------               --------                -------

     NET INCOME (LOSS)                              $ (123,414)             271,738                350,082                844,448
                                                    ----------              -------                -------                -------



INCOME (LOSS) PER SHARE OF COMMON STOCK                  (0.22)                0.49                   0.63                   1.51
                                                         -----                 ----                   ----                   ----

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)


                                                                                            NINE MONTHS                 NINE MONTHS
                                                                                               ENDED                        ENDED
                                                                                              9/30/01                      9/30/00
                                                                                        -----------------           ----------------


CASH FLOWS FROM OPERATING ACTIVITY:

NET INCOME                                                                                   $    350,082                   844,448
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH FLOWS FROM OPERATING ACTIVITIES:

Depreciation and amortization                                                                      39,921                    41,777
Provision for Loan Losses                                                                         863,850                   293,600
Deferred tax benefit                                                                                 --                        --
Net Change In -
  Accrued Interest Receivable                                                                      37,356                  (157,878)
  Foreclosed real estate                                                                           10,800                  (186,354)
  Repossessed assets                                                                              302,906                   268,876
  Deferred income taxes                                                                              --                      70,477
  Other assets                                                                                    252,691                   216,203
  Income taxes payable                                                                             26,600                   (35,300)
  Accrued interest payable andther                                                                 (8,029)                  148,277
                                                                                             ------------              ------------

  NET CASH PROVIDED BY OPERATING ACTIVITIES:                                                      1,876,177               1,504,126
                                                                                             ------------              ------------


CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities (Net)                                                        (6,443,250)                 (379,850)
Purchase of furniture & equipment                                                                  (1,598)                     --
Increase in Loans (Net)                                                                        (4,218,026)              (14,538,707)
                                                                                             ------------              ------------

NET CASH USED IN INVESTING ACTIVITIES:                                                        (10,662,874)              (14,918,557)
                                                                                             ------------              ------------

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from sale of treasury stock                                                                4,307                     6,507
Net Increase in Deposits                                                                        6,819,876                 7,408,818
Increase in FHLB borrowing                                                                           --                   3,000,000
Increase in repurchase agreements                                                               2,267,077                 2,998,587
                                                                                             ------------              ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                                                      9,091,260                13,413,912
                                                                                             ------------              ------------

NET INCREASE (DECREASE) IN CASH:                                                                  304,563                      (519)

CASH AT BEGINNING OF PERIOD:                                                                    3,975,123                 4,034,503
                                                                                             ------------              ------------

CASH AT END OF PERIOD:                                                                          4,279,686                 4,033,984
                                                                                             ============              ============

Supplemental Disclosure of Cash Flow Information -
  Cash Paid During The Period For Interest:                                                  $  4,104,504                 3,525,305
                                                                                             ============                 =========

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                    Notes to Financial Statements (Unaudited)
                               September 30, 2001

Note 1 - Basis of Presentation

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

       Investment Securities. As of September 30, 2001, no Investment Securities
       ---------------------
were carried as "Held to Maturity."

       Available for Sale Securities. As of September 30, 2001, the market value
       -----------------------------
of "Available for Sale Securities" was $24,835,374.

       Earnings (Loss) Per Share. Earnings (loss) per share were ($0.22) for the
       -------------------------
quarter ended September 30, 2001 and may not be indicative of projected earnings (losses) for the year ending December 31, 2001.

       Income Taxes.  The Company will be subject to taxation  whenever  taxable
       ------------
income is generated. As of September 30, 2001, the provision for income taxes was $264,311.

       Statement of Cash Flows.  The presentation of the statement of cash flows
       -----------------------
is condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.

Note 4 - Related Parties

     One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the nine months ended September 30, 2001 were $8,419. Another director of the Company provides advertising, printing and other miscellaneous services to the Company. The gross billings, which include costs passed through to other companies providing services to the Company, were $34,004 for the nine months ended September 30, 2001. Another director provides accounting services for the Company. Fees for these services for the nine months ended September 30, 2001 were $2,100.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

     The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.'s (the "Company") financial condition and results of operations as reflected in the Company's unaudited financial statements for the third quarter ended September 30, 2001.

Results of Operations for the Three and Nine Months Ended September 30, 2001

     The Company's net loss for the third quarter of 2001 was ($123,414), a 145.4% decrease as compared to net income of $271,738 for the same period in 2000. Earnings (loss) per share decreased from $0.49 to ($0.22) per share for the third quarter of 2001 as compared to the same period in 2000. The decrease in net income for the third quarter of 2001 is primarily attributable to a $563,000, or 383.0%, increase in the provision for loan losses as a result of the loan relationship with First Florida Financial as discussed below in "Financial Condition".

     The Company's net income for the nine months ended September 30, 2001 was $350,082 compared to $844,448 for the same period in 2000, a decrease of
$494,366 or 58.5%.   Earnings per share  decreased  $0.88 from $1.51 to $0.63
per share for the nine-month period ended September 30, 2001 as compared to the same period in 2000. The decrease in net income for the nine months ended September 30, 2001 was primarily attributable to a $570,250 or a 194.2% increase in the provision for loan losses. The decrease in net income was also attributable to net losses from the sale of repossessed assets and professional fee expenses, which increased $155,913 and $144,376, respectively, during the nine-month period ended September 30, 2001 as compared to the same period in 2000.

     Interest and fees on loans increased $762,799, or 13.1%, for the nine-month period ended September 30, 2001. Interest on investment securities increased by $681,752, or 507.2%, while interest on Federal Funds sold decreased by $707,889 or 74.9% for the nine-month period ended September 30, 2001.

     Net interest income after provision for loan losses for the third quarter of 2001 decreased $564,917, or 56.2%, to $440,551 from $1,005,468 for the third quarter of 2000. The decrease in net interest income resulted primarily from an increase in the provision for loan losses. The net interest margin for the third quarter ended September 30, 2001 was 3.57% on average earning assets of $121,863,245 for the period stated. For the same period in 2000, the net interest margin was 4.25%, on average earning assets of $103,419,787. The decrease in net interest margin is reflective of higher priced interest bearing liability accounts not adjusting to economic changes and decreases in interest rates as rapidly as variable rate asset accounts.

     Net interest income after provision for loan losses for the nine-month period ended September 30, 2001 decreased $410,580, or 13.4%, to $2,651,578 from $3,062,158 for the comparable period in 2000. The decrease in net interest income resulted primarily from an increase in the provision for loan losses. The net interest margin for the nine months ended September 30, 2001 was 3.69% on average earning assets of $121,605,043 for the period stated. For the same period in 2000, the net interest margin was 4.28%, on average earning assets of $102,357,202. The decrease in net interest margin is reflective of higher priced interest bearing liability accounts not adjusting to economic changes and decreases in interest rates as rapidly as variable rate asset accounts.

     Non-interest expense for the third quarter of 2001 increased $43,674, or 6.1%, as compared to the third quarter of 2000. Non-interest expense for the nine-month period ended September 30, 2001 increased $73,269 or 3.4%, as compared to the same period in 2000. These increases are primarily the result of increased professional service fees.

     Non-interest income decreased $12,561, or 9.7%, during the third quarter ended September 30, 2001 as compared to the same period in 2000. For the nine-month period ended September 30, 2001, non-interest income decreased $247,481, or 58.6% to $174,765 compared to $422,246 for the same period in 2000.
These decreases are primarily attributable to the losses on the sale of repossessed assets associated with the First Florida Financial consumer loan portfolio. During the nine-month period ended September 30, 2001, the Company reported losses on the sale of repossessed assets of $155,913 compared to $0 for the same period in 2000. These losses on sales of repossessed assets are largely due to increased charge-offs of loans during the first nine months of 2001 related to the First Florida Financial consumer loan portfolio. Gross charge-offs, including losses on sales of repossessed assets relating to the First Florida Financial loan portfolio, totaled $817,472 during this nine-month period. Sarasota Bank has settled its lawsuit against First Florida Financial and has purchased the servicing rights for these consumer loans. For more information regarding the status of the legal proceedings with First Florida Financial, see "Item 1. Legal Proceedings" in Part II of this Form 10-QSB.

Financial Condition

     For the nine-month period ended September 30, 2001, the Company experienced continued asset, loan and deposit growth. Total assets increased 8.3% to $126,222,073 at September 30, 2001 from $116,560,705 at December 31, 2000. This increase is primarily attributable to an increase in loans of approximately $3,354,176 and an increase in securities available for sale of approximately $6,763,018 during this period.

     The allowance for loan loss provision for the third quarter of 2001 was $710,000 compared to $147,000 in the third quarter of 2000. Although there was a large increase in the allowance for loan loss provision during the third quarter, the Company anticipates that the allowance for loan loss provision will continue to increase by an additional $150,000 over the next three months due to the potential for future losses in connection with the First Florida Financial consumer loan portfolio. The reserve balance for loan losses as of September 30, 2001 was $1,217,166 as compared to $1,036,767 at December 31, 2000. At September 30, 2001, the allowance for loan losses represented 1.26% of total loans outstanding compared to 1.03% at December 31, 2000. Although management considers the allowance to be adequate at September 30, 2001, management expects to increase the allowance throughout the remainder of fiscal 2001, as discussed above, based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

     Through the third quarter of 2001, there were charged-off loans in the aggregate amount of $746,575 and total recoveries of $65,264, or a net of 0.70% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was 0.85%, as of September 30, 2001 compared to 0.50% for the same period in 2000. As of December 31, 2000, non-performing loans were $1,163,000, or 1.24%, of total loans outstanding. The non-performing loans are primarily consumer loans and all of the non-performing loans are fully secured. There were no other loans past due in excess of 90 days as of September 30, 2001.

Capital Adequacy

     Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (Tier 1), 8% for total risk-based capital, and at least 3% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company's Tier 1 risk-based capital ratio at September 30, 2001 was 8.70%, its total risk-based capital ratio was 9.90%, and its leverage ratio was 7.03%.

Liquidity

     The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 88.3% at September 30, 2001, cash and due from banks of $3,769,686 and federal funds sold of $510,000, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

Cautionary Note Regarding Forward-Looking Statements

     The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings
-------     -----------------

       On March 16, 2001, the Bank filed a lawsuit against First Florida Financial Ltd., Inc., and its principals ("First Florida"). The lawsuit, styled "Sarasota Bank v. First Florida Financial Ltd., Inc., F. Robert Furlong, Joseph Furlong and Jean Furlong, In the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, 2001-CA-3652-NC," which alleged, among other things, that First Florida breached its contract with the Bank for the origination and servicing of automobile loans (the "Loan Contract"). In addition, the Bank alleged that First Florida had interfered with contract and business relations of the Bank. The lawsuit arose out of the Bank's termination of the Loan Contract with First Florida, effective February 1, 2001.

     On March 19, 2001, First Florida filed a separate lawsuit against the Bank regarding the Loan Contract. The Court subsequently consolidated the two lawsuits. As a result, on April 13, 2001, First Florida filed an Answer, Affirmative Defenses and Counterclaim in response to the Bank's complaint. The Counterclaim filed by First Florida alleged, among other things, that the Bank breached the Loan Contract, tortiously interfered with First Florida's business relationship with a competing financial institution, used unfair and deceptive trade practices in its communications with borrowers whom First Florida alleged were customers, and breached an implied covenant of good faith in its dealings with First Florida.

     On October 26, 2001, the Bank and First Florida entered into a Settlement Agreement regarding the Loan Contract. Pursuant to the Settlement Agreement, the Bank purchased the loan servicing rights for the automobile loans under the Loan Contract and agreed to pay costs associated with an accounting of the loans originated and serviced under the Loan Contract. The Settlement Agreement contains a confidentiality provision pursuant to which the specific terms of the settlement may not be disclosed by the parties unless mandated by law. The Company has determined, upon advice from counsel and its independent accountants, that the purchase price for the servicing rights is not material to either the financial condition of the Bank or, on a consolidated basis, the Company, and, therefore, under the terms of the Settlement Agreement, the purchase price for the loan servicing rights may not be disclosed. By entering into the Settlement Agreement, neither the Bank nor First Florida and its principals admit any liability, fault or wrongdoing.

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

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

            (a)   Exhibits.  No  exhibits  are  required  to  be filed with this
                  --------
                  report.

            (b)   Reports on Form 8-K.  No reports on Form 8-K were filed during
                  -------------------
                  the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SARASOTA BANCORPORATION, INC


Dated: November 14, 2001   By: /s/ Christine L. Jennings
                               -------------------------------------------------
                               Christine L. Jennings
                               President (Principal Executive Officer)



                           By: /s/ Susan K. Flynn
                               -------------------------------------------------
                               Susan K. Flynn
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)