Form 10KSB
period 2001-12-31
SARASOTA BANCORPORATION INC / FL
filed 2002-03-29
CIK 875707

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
For the fiscal year ended December 31, 2001

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
                                     OF 1934
     For the transition period from ________________ to _________________

                         Commission file number 33-41045

                          SARASOTA BANCORPORATION, INC.
                          -----------------------------
                 (Name of small business issuer in its charter)

           Florida                                               65-0235255
--------------------------------                             -------------------
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

Two North Tamiami Trail, Suite 100, Sarasota, Florida              34236
-----------------------------------------------------              -----
(Address of principal executive offices)                         (Zip Code)

                                 (941) 955-2626
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
                                                           Name of each exchange
        Title of each class                                 on which registered
        -------------------                                 -------------------
              None                                                  None

Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                      ----
                                 Title of class

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year: $9,854,673

Aggregate market value of the common stock of the issuer held by non-affiliates as of March 15, 2002:*

                                   $5,024,301

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                      559,140 common shares as of March 15, 2002

Transitional Small Business Disclosure Format (check one):
                                    Yes   No X


* As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the book value of the Common Stock of the Registrant at December 31, 2001. For the purpose of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2002 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


                                     PART I

Item 1. Description of Business.
------- ------------------------

     Sarasota BanCorporation, Inc. (the "Company") was incorporated under the laws of the State of Florida on December 28, 1990 and owns 100% of the outstanding capital stock of Sarasota Bank, a state-chartered commercial bank located in Sarasota, Florida (the "Bank"). The Company was incorporated as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations.

     The Bank commenced operations on September 15, 1992 in an office suite on the ground floor of One Sarasota Tower, a twelve story glass-faced building at the intersection of U.S. Highway 41 (Tamiami Trail) and Gulfstream Avenue in downtown Sarasota, Florida.

     The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, NOW accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit. Commercial loans, real estate loans, home equity loans and consumer/installment loans are offered by the Bank. In addition, the Bank provides such consumer services as travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit service, Visa and Mastercard accounts, automated teller services and wire transfer services. The Bank's deposits are insured by the FDIC.

Market Area and Competition

     The primary service area ("PSA") for the Bank encompasses approximately fifteen square miles in and around Sarasota, Florida, and includes Bird Key, St. Armand and Lido Key, which lie just off the coast of the City of Sarasota. In addition, the Bank services customers outside the Bank's PSA, but within other parts of Sarasota County. Competition among financial institutions in this area is intense. There are 133 banking offices and 20 offices of savings and loan associations within the PSA of the Bank. Most of these offices are branches of or are affiliated with major bank holding companies.

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

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential


     The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2001 and 2000. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                           AVERAGE CONSOLIDATED ASSETS

                                              Year Ended          Year Ended
                                           December 31, 2001   December 31, 2000
                                           -----------------   -----------------
Cash and due from banks ................      $  2,576,254       $  2,706,926
Taxable securities .....................        16,138,861         16,485,750
Tax-exempt securities ..................         2,062,767          2,118,532
Federal funds sold .....................         6,681,579          3,169,459
Net loans ..............................        94,686,092         80,086,823
                                                ----------         ----------
     Total earning assets ..............       122,145,553        104,567,490
Other assets ...........................         2,028,100          2,028,921
                                                 ---------          ---------
     Total assets ......................      $124,173,653       $106,596,411
                                              ============       ============

            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                          Year Ended                  Year Ended
                                                                                       December 31, 2001           December 31, 2000
                                                                                       -----------------           -----------------
Non interest-bearing deposits ................................................            $ 10,571,976               $ 10,633,679
NOW and money market deposits ................................................              26,088,417                 28,568,826
Savings deposits .............................................................                 780,387                    728,183
Time deposits ................................................................              68,138,500                 54,027,380
Repurchase agreements ........................................................               6,305,571                  3,594,314
Other liabilities ............................................................               3,479,711                  1,642,263
                                                                                          ------------               ------------
     Total liabilities .......................................................             115,364,562                 99,194,645
Stockholders' equity .........................................................               8,809,091                  7,401,766
                                                                                             ---------                  ---------
     Total liabilities and stockholders' equity ..............................            $124,173,653               $106,596,411
                                                                                          ============               ============

     The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                                                                           Year Ended December 31, 2001
                                                                                           ----------------------------
                                                                                Average                Interest             Average
                         Assets                                                 Amount                  Earned               Yield
                         ------                                                 ------                  ------               -----
Taxable securities .............................................            $ 16,138,861            $    998,561             6.19%
Tax-exempt securities ..........................................               2,062,767                 164,775             7.99%
                                                                               ---------                 -------             ----
     Total securities ..........................................              18,201,628               1,163,336             6.39%
Federal funds sold .............................................               6,681,579                 266,442             3.99%
Net loans (before allowance) ...................................              95,723,874               8,215,340(1)          8.58%
                                                                              ----------               -----------           ----
     Total earning assets ......................................            $120,607,081            $  9,645,118             7.99%
                                                                            ============            ============             ====
                      Liabilities
NOW and money market deposits ..................................            $ 26,088,417            $    803,962             3.08%
Savings deposits ...............................................                 780,387                   9,049             1.16%
Time deposits ..................................................              68,138,500               4,064,077             5.96%
Repurchase agreements ..........................................               6,305,571                 203,894             3.23%
Other interest-bearing liabilities .............................               3,000,000                 185,010             6.17%
                                                                               ---------                 -------             ----
     Total interest-bearing liabilities ........................             104,312,875               5,265,992             5.04%
                                                                             ===========               =========             ====

Net yield on earning assets..........................                                                                        3.63%
                                                                                                                             ====
____________________________

(1) Interest earned on net loans includes $295,044 in loan fees less loan service fees of $389,021 for 2001.


                                                                                        Year Ended December 31, 2000
                                                                                        ----------------------------
                                                                           Average                Interest                   Average
                         Assets                                            Amount                  Earned                     Yield
                         ------                                            ------                  ------                     -----
Taxable securities ............................................        $ 16,485,750             $  1,120,131                  6.79%
Tax-exempt securities .........................................           2,118,532                  176,211                  8.32%
                                                                          ---------                  -------                  ----
     Total Securities .........................................          18,604,282                1,296,342                  6.97%
Federal funds sold ............................................           3,169,459                  198,651                  6.27%
Net loans (before allowance) ..................................          80,086,823                7,433,953(1)               9.28%
                                                                         ----------                -----------                ----
     Total earning assets .....................................        $101,860,564             $  8,928,946                  8.77%
                                                                       ============             ============                  ====
                       Liabilities
NOW and money market deposits .................................        $ 28,568,826             $  1,295,251                  4.53%
Savings deposits ..............................................             728,183                    8,952                  1.23%
Time deposits .................................................          54,027,380                3,327,322                  6.16%
Repurchase agreements .........................................           3,594,314                  212,013                  5.90%
Other interest-bearing liabilities ............................           1,428,455                   75,940                  5.32%
                                                                          ---------                   ------                  ----
     Total interest-bearing liabilities .......................        $ 88,347,158             $  4,919,478                  5.57%
                                                                       ============             ============                  ====

Net yield on earning assets ...................................                                                               3.93%
                                                                                                                              ====
____________________________

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


                                                                                       Year Ended December 31, 2001
                                                                                              Compared with
                                                                                       Year Ended December 31, 2000
                                                                                       ----------------------------
                                                                                        Increase (decrease) due to:
                                                                           Volume                   Rate                    Total
                                                                           ------                   ----                    -----
Interest earned on:
     Taxable securities ....................................            $   (23,168)            $   (98,402)            $  (121,570)
     Tax-exempt securities .................................                 (4,565)                 (6,872)                (11,437)
     Federal funds sold ....................................                100,921                 (33,130)                 67,791
     Net loans .............................................              1,217,333                (435,946)                781,387
                                                                          ---------                --------                 -------
Total interest income ......................................              1,290,521                (574,349)                716,171
                                                                          ---------                --------                 -------
Interest paid on:
     NOW and money market deposits .........................            $  (104,775)            $  (386,514)            $  (491,289)
     Savings deposits ......................................                    467                    (370)                     97
     Time deposits .........................................                838,398                (101,643)                736,755
     Repurchase agreements .................................                (20,245)                 12,126                  (8,119)
     Other interest bearing liabilities ....................                 95,219                  13,851                 109,070
                                                                             ------                  ------                 -------
Total interest expense .....................................                809,064                (462,550)                346,514
                                                                            -------                --------                 -------
Change in net interest income ..............................            $   481,457             $  (111,800)            $   369,657
                                                                        ===========             ===========             ===========




                                                                                         Year Ended December 31, 2000
                                                                                                Compared with
                                                                                         Year Ended December 31, 1999
                                                                                         Increase (decrease) due to:
                                                                            Volume                  Rate                     Total
                                                                            ------                  ----                     -----

Interest earned on:
     Taxable securities ....................................            $   (10,138)            $    98,174             $    88,036
     Tax-exempt securities .................................                 90,681                   1,692                  92,373
     Federal funds sold ....................................               (182,128)                149,809                 (32,319)
     Net loans .............................................              1,500,259                 (77,574)              1,422,685
                                                                          ---------                 -------               ---------
Total interest income ......................................              1,398,674                 172,101               1,570,775
                                                                          ---------                 -------               ---------
Interest paid on:
     NOW and money market deposits .........................            $   187,332             $    79,250             $   266,582
     Savings deposits ......................................                 (2,672)                   (943)                 (3,615)
     Time deposits .........................................                633,532                 372,802               1,006,334
     Repurchase agreements .................................                 11,080                  50,719                  61,799
     Other interest bearing liabilities ....................                (28,438)                 10,974                 (17,464)
                                                                            -------                  ------                 -------
Total interest expense .....................................                800,834                 512,802               1,313,636
                                                                            -------                 -------               ---------
Change in net interest income ..............................            $   597,840             $  (340,701)            $   257,139
                                                                        ===========             ===========             ===========


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

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                                                                          Year Ended                           Year Ended
                                                                       December 31, 2001                    December 31, 2000
                                                                       -----------------                    -----------------
                                                                    Average            Average           Average        Average
Deposit Category                                                    Amount            Rate Paid          Amount        Rate Paid
----------------                                                    ------            ---------          ------        ---------
Non interest-bearing demand deposits ...................         $10,571,976              N/A         $10,633,679          N/A

NOW and money market deposits ..........................          26,088,417             3.08%         28,568,826         4.53%

Savings deposits .......................................             780,387             1.16%            728,183         1.23%

Time deposits ..........................................          68,138,500             5.96%         54,027,380         6.16%

Repurchase agreements ..................................           6,305,571             3.23%          3,594,314         5.90%

Other interest-bearing liabilities .....................           3,000,000             6.17%          1,428,455         5.32%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2001:

                                Time Certificates
                                   of Deposit

3 months or less .........................             $10,967,583
3 to 6 months ............................               2,243,805
6 to 12 months ...........................              14,872,526
Over 12 months ...........................                 673,361
                                                           -------
Total ....................................             $28,757,275

Loan Portfolio

     The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. As of December 31, 2001, the Bank had a legal lending limit for unsecured loans of up to $1,362,000 to any one person. See "--Supervision and Regulation."

     Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. Real estate loans are made for owner-occupied and investment purpose commercial property and for owner-occupied residential property with floating interest rates. Real estate loans for owner occupied property are considered to be less risky than other types of real estate lending. Consumer loans are made for all legitimate purposes and consist primarily of installment loans to individuals for family and household purposes, including automobile loans to individuals and pre-approved lines of credit. The Bank makes most of its loans in Sarasota County, although some loans are made in the contiguous counties. The Bank makes loans to borrowers with good credit, character and personal reputations and after verification of financial information supporting the borrowers' ability to repay the loans.

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

     The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 2001 and 2000 and the total amount of all loans for such periods:

             Type of Loan                                   December 31,
             ------------                                   ------------
                                                       2001             2000
                                                       ----             ----
  Commercial, financial and agricultural .......   $ 10,552,530    $  9,665,741
  Real estate-mortgage and equity ..............     75,308,479      66,623,376
  Installment and other loans to individuals ...     10,405,930      17,167,537
                                                     ----------      ----------
  Subtotal .....................................     96,266,939      93,456,654
                                                     ----------      ----------
Less: deferred loan fees .......................       (189,317)       (203,568)
  Allowance for possible loan losses ...........     (1,241,692)     (1,036,767)
                                                     ----------      ----------
Total (net of allowance) .......................   $ 94,835,930    $ 92,216,319
                                                   ============    ============

     The following is a presentation of an analysis of maturities of loans as of December 31, 2001:

                                                                    Due in 1        Due after 1 to      Due After
          Type of Loan                                            year or less         5 Years           5 Years             Total
          ------------                                            ------------         -------           -------             -----

Commercial, financial and agricultural .....................       $ 4,970,166       $ 5,271,451       $   310,913       $10,552,530

Real estate-mortgage and equity ............................         6,678,934        20,412,700        48,216,845        75,308,479

Installment and other loans to individuals .................         3,889,551         6,451,051            65,328        10,405,930
                                                                     ---------         ---------            ------        ----------

Total ......................................................       $15,538,651       $32,135,202       $48,593,086       $96,266,939
                                                                   ===========       ===========       ===========       ===========

     The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2001:




                        Loans due after 1 year with
                         predetermined interest rates.........   $22,070,464

                        Loans due after 1 year with
                         floating interest rates..............   $58,659,503


     Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. As of December 31, 2001, the Bank had 36 loans in the aggregate amount of $551,555 accounted for on a non-accrual basis. The Bank also had one relationship which was contractually 90 days or more past due as to principal or interest payments that was not accounted for on a non-accrual basis. This relationship consisted of 5 notes and amounted to $1,096,537 as of December 31, 2001. The Bank has entered into a workout agreement with regard to this relationship in an effort to assist the borrower in restructuring certain financial-related operations of the borrower's business. The anticipated workout period for this relationship is three years. As of December 31, 2000, the Bank had 37 loans in the aggregate amount of $1,162,380 accounted for on a non-accrual basis, of which one relationship (with the same borrower discussed above) accounted for $768,539 of the total amount and 14 loans were contractually 90 days or more past due as to principal or interest payments.

     Additional interest income of approximately $25,800 in 2001 and $22,000 in 2000 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized during the two year period ended December 31, 2001 on loans that have been accounted for on a non-accrual basis.

     At December 31, 2001, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience

     An analysis of the Bank's loan loss experience is furnished in the following table for the periods indicated.


                    Analysis of the Allowance for Loan Losses


                                                                                            Year Ended                Year Ended
                                                                                         December 31, 2001         December 31, 2000
                                                                                         -----------------         -----------------

Balance at beginning of period ...............................................              $ 1,036,767              $   773,526

Charge-offs:

     Commercial, financial and agricultural ..................................                  (79,115)                (129,039)

     Installment and other loans to individuals ..............................                 (795,676)                (100,087)

Recoveries:

     Commercial, financial and agricultural ..................................                    1,446                    7,986

     Installment and other loans to individuals ..............................                   74,420                   41,781
                                                                                                 ------                   ------

Net charge-offs ..............................................................                 (798,925)                (179,359)
Additions charged
     to operations ...........................................................                1,003,850                  442,600

Balance at end of period .....................................................              $ 1,241,692              $ 1,036,767
                                                                                            ===========              ===========
Ratio of net charge-offs during the period to
     Average loans outstanding during the period .............................                     0.83%                    0.22%


     At December 31, 2001, the allowance for loan losses was not allocated among the various categories of loans in the Bank's loan portfolio. The allowance is determined by the following factors: internally assigned loan rating, specific allocations, economic conditions, off balance sheet items (unfunded loans), concentrations of credit, loss experience, and external loan review.

Loan Loss Reserve

     In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2001, 10.96% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, over 90% of these commercial loans at December 31, 2001 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.

     The Bank's consumer loan portfolio is also well secured. As of December 31, 2001, consumer loans constituted 10.81% of the Bank's outstanding loans. At December 31, 2001 the majority of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve more risk than other categories of loans.

     As of December 31, 2001, real estate mortgage loans constituted 78.22% of the Bank's outstanding loans. Approximately $23 million, or 31.47%, of this category represents residential real estate mortgages. The remaining portion of this category consists of commercial real estate loans. Risk of loss for commercial real estate loans is generally higher than residential loans.

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

Investments

     As of December 31, 2001, investment securities comprised approximately 16.37% of the Bank's assets and loans comprised approximately 75.17% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, at the dates indicated, the book value of the Bank's investments. All securities held at December 31, 2001 and 2000 were categorized as available-for-sale.




                              Investment Category                                                           December 31,
--------------------------------------------------------------------------------                 -----------------------------------

Available-for-Sale                                                                                  2001                     2000
------------------                                                                                  ----                     ----

Obligations of U.S. Treasury  and other U.S. agencies ............................              $18,330,263              $15,079,462

Obligations of States and political subdivisions .................................                1,490,832                2,209,191

Obligations of Others ............................................................                  895,859                  884,827

     The following table indicates for the year ended December 31, 2001 the amount of investments due in (i) one year or less; (ii) one to five years; (iii) five to ten years; and (iv) over ten years and the weighted average yields of such investment securities:


         Investment                                                                                                 Weighted Average
          Category                                                                                Amount                 Yield (1)
          --------                                                                                ------                 ---------

Obligations of U.S. Treasury and other
  U.S. agencies based on contractual maturities:

        Over 10 years ..............................................................            $18,330,263               6.17 %

Obligations of State and political subdivisions:

        Over 10 years ..............................................................            $ 1,490,832               4.71 %

Other Obligations:

        After 5 through 10 years ...................................................            $   895,859               7.72 %
                                                                                                -----------               ----


Total ..............................................................................            $20,716,954               6.14 %
                                                                                                ===========               ====
_________________

(1) The Bank has invested in tax-exempt obligations. Yields on tax exempt obligations have not been computed on a tax equivalent basis.

Return on Equity and Assets

     Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:


                                                                December 31,
                                                                ------------
                                                            2001          2000
                                                            ----          ----

Return on average assets ............................       0.54%         1.03%

Return on average equity ............................       7.67%        13.16%

Average equity to average assets ratio ..............       7.09%         7.23%

Dividend payout ratio ...............................        N/A           N/A

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

     The Bank occasionally sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. Management of the Bank has established correspondent relationships with National Bank of Commerce, Federal Reserve Bank, Marshall & Isley (M&I) Bank, The Federal Home Loan Bank, First Tennessee Bank, N.A., Mercantile Bank, Southern Exchange Bank, Flagship Bank, Busey Bank, Century Bank, SunTrust Bank and The Banker's Bank. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 2001, the Bank had $3,589,000 in participations sold and $1,233,000 in participations purchased.

Data Processing

     The Bank has a data processing servicing agreement with M&I Data Services, Inc. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, payroll, central information file and debit card processing.

Facilities

     The Bank operates out of an office suite on the ground floor of One Sarasota Tower, a twelve story glass-faced building at the intersection of U.S. Highway 41 (Tamiami Trail) and Gulfstream Avenue in downtown Sarasota, Florida. The facility includes four teller stations, four executive offices, a vault, a night depository, a bookkeeping/operations room and a board room. The Bank also operates a two-lane drive through facility on property which is contiguous to the office space. An additional third lane will be added to the drive through facility during the year of 2002.

Employees

     The Bank presently employs 23 persons on a full-time basis, including 9 officers. The Bank will hire additional persons as needed, including additional tellers and financial service representatives.

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

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, restrictions on interstate acquisition of banks by bank holding companies were repealed, such that the Company, or any other bank holding company located in Georgia, may acquire a bank located in any other state, and a bank holding company located outside Georgia may acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions.

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

     A bank holding company which has not elected to become a financial holding company under the Gramm-Leach-Bliley Act, as discussed below, will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, bank holding companies may still engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

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

Gramm-Leach-Bliley

     The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999 ("GLBA"), enacted in 1999, enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws, which prohibited the affiliation of banks and these other financial services entities under a single holding company. Bank holding companies, and other types of financial services entities, may elect to become financial holding companies under the new law, which will enable them to offer virtually any type of financial service, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

     To become a financial holding company, a bank holding company must provide notice to the Federal Reserve Board of its desire to become a financial holding company, and certify to the Federal Reserve Board that each of its bank subsidiaries is "well-capitalized," "well-managed" and has at least a "satisfactory" rating under the Community Reinvestment Act.

     The GLBA establishes a system of functional regulation, under which the Federal Reserve Board will regulate the banking activities of financial holding companies and other federal banking regulators will regulate banks' financial subsidiaries. The SEC will regulate securities activities of financial holding companies and state insurance regulators will regulate their insurance activities. The GLBA also provides new protections against the transfer and use by financial institutions of consumers' non-public, personal information.

     The implementation of the act increases competition in the financial services sector by allowing many different entities, including banks and bank holding companies, to affiliate and/or to merge with other financial services entities and cross-sell their financial products in order to better serve their current and prospective customers. At this time, the Company does not intend to seek qualification as a financial holding company or to enter into these additional financial services areas.

Dividends

     The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow for the Company is dividends from the Bank. There are various statutory and regulatory limitations on the payment of dividends by the Bank, as well as dividends paid by the Company to its shareholders.

     The payment of dividends by the Company and the Bank may be affected or limited by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends depending on the institution's financial condition), such authority may require, after notice and hearing, that the bank cease and desist from such practice. The FDIC and the Federal Reserve Board have issued policy statements that provide, generally, that insured banks and bank holing companies should only pay dividends out of current operating earnings. The Federal Reserve has issued a policy statement to the same effect for bank holding companies. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991, as discussed below.

     Under Florida law, the Bank may pay quarterly, semiannual or annual dividends out of its net profits for such period and its retained net profits so long as (1) it complies with certain Florida law restrictions with respect to the Bank's surplus fund, (2) the net income for the such dividend period when combined with retained earnings for the preceding 2 years is not a loss and (3) payment of the dividend will not result in the capital accounts of the Bank to fall below minimum amounts required under law, regulation, order or any written agreement with the Florida Department or a federal regulatory agency.

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

Prompt Corrective Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One element of the FDICIA provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

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

     The OCC, the Federal Reserve Board and the FDIC have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                             Total Risk-Based    Tier 1 Risk-Based        Tier 1
                                              Capital Ratio        Capital Ratio      Leverage Ratio
                                              -------------        -------------      --------------
       Well capitalized(1)                         $10%                 $ 6%              $ 5%
       Adequately Capitalized(1)                   $ 8%                 $ 4%              $ 4%(2)
       Undercapitalized(4)                         < 8%                 < 4%              < 4%(3)
       Significantly Undercapitalized(4)           < 6%                 < 3%              < 3%
       Critically Undercapitalized                  -                    -                # 2%(5)
___________________________

(1) An institution must meet all three minimums.
(2) $3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) < 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5) Ratio of tangible equity to total assets.

     In addition, the Federal Reserve Board and the FDIC have adopted regulations, pursuant to the FDICIA, defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

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

Item 2.    Description of Property.
-------    ------------------------

     On June 3, 1991, the Company entered into a lease for two office suites on the ground floor of One Sarasota Tower, a twelve story glass-faced building at the intersection of U.S. Highway 41 (Tamiami Trail) and Gulfstream Avenue in downtown Sarasota, Florida. The two suites contain an aggregate of 9,300 square feet of useable space. The Company is presently using all of one suite and 1,100 square feet of the second suite for banking operations. The Company currently plans to sublease the remainder of the second suite. The second suite will eventually be used to accommodate future expansion of the Bank's operations.

     The lease agreement provides for a term of 10 years commencing on December 31, 1991, with options to extend the lease for two additional periods of five years each. The Company has exercised its option to extend the lease until December 31, 2006. The effective annual rent over the term of the lease is approximately $238,000. The facility includes four teller stations, four executive offices, a vault, a night depository, a bookkeeping/operations room, a loan operations room and a board room. The Company is subleasing the facility to the Bank at a rate which will include reimbursement to the Company for payment of rent, taxes, insurance, repairs and maintenance of the property.

     On November 30, 1993, the Company entered into a ground lease on property contiguous to the Company's office on which it has constructed a two-lane drive through facility. The lease term coincides with that of the current banking facility with an effective annual rent of approximately $29,000.

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

Item 4.    Submission of Matters to a Vote of Security Holders.
-------    ----------------------------------------------------

     No matter was submitted during the fourth quarter ended December 31, 2001 to a vote of the Company's shareholders.


PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.
-------    ---------------------------------------------------------

Market Information

     During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

Holders of Common Stock

     As of March 15, 2002, the number of holders of record of the Company's Common Stock was 414.

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

Recent Sales of Unregistered Securities

     There were no sales of unregistered securities during the fourth quarter ended December 31, 2001.

Item 6.    Management's  Discussion and  Analysis  of  Financial  Condition  and
-------    ---------------------------------------------------------------------
           Results of Operations.
           ----------------------

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

     Net income for the year ended December 31, 2001 was $675,793, compared to $1,083,761 in 2000. Net income per common share was $1.21 in 2001 compared to $1.94 in 2000. The decrease in 2001 net income resulted principally from increases in non-interest expenses and the loan loss reserve. These increases were associated primarily with the legal fees and the charged-off loans relating to the First Florida Financial indirect loan portfolio. The volume of earning assets, primarily loans, increased which in turn increased net interest income 9.48%, or $373,889, over the year ended December 31, 2000.

     Total assets were $126,155,597 at December 31, 2001, an increase of 8.23% over total assets of $116,560,705 at December 31, 2000. Average assets for the year ended December 31, 2001 were $124,173,653 as compared to average assets of $106,596,411 for the year ended December 31, 2000. This 16.49% increase in average assets was the result of an 18.23% increase in average loans.

Results of Operations and Financial Condition

Fiscal 2001 Compared to Fiscal 2000
-----------------------------------

     The Company experienced continued asset, loan and deposit growth during 2001. Total assets increased 8.23% to $126,155,597 at December 31, 2001 from $116,560,705 at December 31, 2000. This increase is primarily attributable to an increase in loans of approximately $2.6 million and federal funds sold of $4.6 million during the year. Net total loans at December 31, 2001 were $94.8 million, compared to $92.2 million at December 31, 2000. Securities available-for-sale increased 14.31%, or $2,586,745, to $20,659,101 at December 31, 2001 from $18,072,356 at December 31, 2000. This increase and the increase in federal funds sold was attributable to the increase in deposit accounts at year end.

     Net income decreased 37.64% to $675,793 or $1.21 per share for the year ended December 31, 2001 as compared to net income of $1,083,761 or $1.94 per share at December 31, 2000. The decrease in net income is primarily attributable to a 126.8% increase in the provision for loan loss expense and a 9.27% increase in non-interest expenses. These increases were associated primarily with the legal fees and the charged-off loans relating to the First Florida Financial indirect loan portfolio.

     Net interest income after provision for loan losses decreased $187,361, or 5.35%, to $3,314,309 for the year ended December 31, 2001 compared to $3,501,670 for the year ended December 31, 2000. The decrease in net interest income resulted primarily from an increase in the provision for loan losses as discussed above. Interest and fees earned on loans increased 10.51% to $8.2 million for the year ended December 31, 2001 compared to $7.4 million at December 31, 2000. The cost of deposits averaged 4.57% for the year ended December 31, 2001 compared to 4.96% for the year ended December 31, 2000. The net interest margin was 3.70% for the year ended December 31, 2001 on average earning assets of $120.6 million compared to a net interest margin of 4.17% on average earning assets of $101.9 million for the year ended December 31, 2000. This decrease in net interest margin is primarily the result of growth in higher cost interest-bearing liability accounts.

     Non-interest expense increased $217,141, or 9.27%, to $2,559,727 for the year ended December 31, 2001 as compared to $2,342,586 for the year ended December 31, 2000. This increase is primarily the result of increased professional fees and increased collection and repossession expenses.

     Non-interest income decreased $264,730, or 49.46%, to $270,522 for the year ended December 31, 2001 compared to $535,252 for the year ended December 31, 2000. This decrease is attributable to losses associated with the resale of repossessed assets from the First Florida indirect loan portfolio. Service fees on deposits increased $3,775, or 1.31%, to $292,008 for the year ended December 31, 2001 compared to $288,233 for the year ended December 31, 2000. Gains on the sales of available for sale securities increased $66,952 to $67,528 for the year ended December 31, 2001 compared to $576 for the year ended December 31, 2000. Business Manager fees decreased $85,098, or 68.18%, to $39,723 for the year ended December 31, 2001 compared to $124,821 for the year ended December 31, 2000. The decrease in Business Manager fees is a result of the Bank's decision to terminate the program in 2001.

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

     The expense for the allowance for loan losses increased $561,250, or 126.81%, to $1,003,850 at December 31, 2001 compared to $442,600 at December 31,
2000. The increased allowance for loan losses in 2001 was primarily due to an overall increase in total loans outstanding at December 31, 2001 and losses associated with the charged-off loans from the First Florida Financial indirect loan portfolio. Net charged-off loans for 2001 were $798,925, or .83%, of average loans outstanding for the year ended December 31, 2001 compared to $179,359, or 0.22%, of average loans outstanding for the year ended December 31, 2000. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was .57% as of December 31, 2001. As of December 31, 2000, non-performing loans were 1.24% of loans outstanding.

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

     At December 31, 2001, the Company continued to exhibit an acceptable degree of liquidity. Primary liquidity rests in federal funds sold, which can be converted to cash in the same day. Federal funds sold and cash and due from banks aggregated $8.6 million, or 6.8%, of assets at December 31, 2001, compared to $4.0 million, or 3.4%, of total assets at December 31, 2000. Current securities held in the Company's investment portfolio (with a market value of approximately $20.7 million) are classified as "Available-For-Sale." Future investments may also be designated as "Available-for-Sale." Secondary liquidity rests in established secured federal funds purchased from a correspondent bank. Outstanding commitments to extend credit totaled $14.7 million at December 31, 2001 compared to $13.2 million at December 31, 2000. Management intends to fund these commitments primarily from deposit growth and federal funds balances. With a loan to deposit ratio of 88.9%, cash and due from banks of $2.3 million and federal funds sold of $6.3 million, management does not anticipate any events which would require liquidity beyond that which is currently available through deposit growth or its investment portfolio.

     Management monitors the Company's asset and liability positions in order to maintain a balance between maturing assets and maturing liabilities along with rate sensitive assets and rate sensitive liabilities to maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is satisfactory at December 31, 2001. Except as set forth above, there are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

     The following is an analysis of rate sensitive assets and liabilities as of December 31, 2001 (in thousands):


                                                                                               5 yrs
                                                               0-3 mos.       3-12 mos.       1-5 yrs.        or more        Total
                                                               --------       ---------       --------        -------        -----

Taxable securities ....................................       $  1,629        $  2,878        $ 11,040       $  3,679       $ 19,226

Tax-exempt securities .................................             --              --              --          1,491          1,491

Federal funds sold ....................................          5,933              --              --             --          5,933

Loans .................................................         24,378           9,424          56,238          6,230         96,270
                                                                ------           -----          ------          -----         ------

     Total rate sensitive assets ......................         31,940          12,302          67,278         11,400        122,920
                                                                ======          ======          ======         ======        =======

NOW and money market deposits .........................         16,319              --              --          7,213         23,532

Savings deposits ......................................             --              --              --            857            857

Repurchase account deposits ...........................          5,431              --              --             --          5,431

Time deposits .........................................         25,747          43,578           3,442            293         73,060
                                                                ------          ------           -----            ---         ------

     Total rate sensitive liabilities .................         47,497          43,578           3,442          8,363        102,880
                                                                ======          ======           =====          =====        =======

Excess (deficiency) of rate sensitive
  assets less rate sensitive liabilities ..............        (15,557)        (31,276)         63,836          3,037         20,040

Ratio of rate sensitive assets to rate
sensitive liabilities .................................            .67             .28           19.55           1.36           1.19

Cumulative gap ........................................        (15,557)        (46,833)         17,003         20,040            ---

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

     Stockholders' equity at December 31, 2001 was $9,102,215. Management believes that the Bank's capitalization is adequate to sustain the growth which is anticipated for the fiscal year ending December 31, 2002. The following table sets forth the applicable required capital ratios for the Company and the Bank and the actual capital ratios for both entities as of December 31, 2001:

                                    Leverage Ratio                   Tier 1 Capital                 Risk-Based Capital
                             -----------------------------    -----------------------------    -----------------------------
                              Regulatory                       Regulatory                       Regulatory
                               Minimum           Actual         Minimum           Actual         Minimum          Actual
                             -------------     -----------    -------------     -----------    -------------    ------------

Company..............            4.0%            7.33%            4.0%             9.82%           8.0%           11.07%
Bank.................            4.0%            7.32%            4.0%             9.80%           8.0%           11.05%

Item 7.  Financial Statements.
-------  ---------------------

         The following financial statements are filed with this report:

         Independent Auditor's Report

         Consolidated Statements of Financial Condition--December 31, 2001 and 2000

         Consolidated Statements of Income--For the years ended December 31, 2001 and 2000

         Consolidated Statements of Changes in Stockholders' Equity--For the years ended December 31, 2001 and 2000

         Consolidated Statements of Cash Flows--For the years ended December 31, 2001 and 2000

         Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Sarasota BanCorporation, Inc. and Subsidiary
Sarasota, Florida

We have audited the accompanying consolidated statements of financial condition of Sarasota BanCorporation, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sarasota BanCorporation, Inc. and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Saltmarsh, Cleaveland & Gund


Pensacola, Florida
February 13, 2002


                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2001 AND 2000


                                     ASSETS
                                                                                                     2001               2000
                                                                                             -----------------   -----------------

Cash and due from banks                                                                       $       2,313,342   $       2,319,123
Federal funds sold                                                                                    6,267,245           1,656,000
                                                                                              -----------------   -----------------
  Cash and cash equivalents                                                                           8,580,587           3,975,123
Interest-bearing deposit in bank                                                                        100,000                 -0-
Securities available for sale                                                                        20,659,101          18,072,356
Federal Home Loan Bank stock, at cost                                                                   302,400             258,100
Loans receivable, less allowance for loan losses
  of $ 1,241,692 in 2001 and $ 1,036,767 in 2000                                                     94,835,930          92,216,319
Accrued interest receivable                                                                             639,510             716,706
Foreclosed real estate                                                                                      -0-             238,716
Repossessed assets                                                                                       36,800             369,890
Servicing rights                                                                                        318,055                 -0-
Furniture and equipment, net                                                                            265,661             310,031
Deferred income taxes                                                                                   382,905             360,116
Other assets                                                                                             34,648              43,348
                                                                                              -----------------   -----------------

Total Assets                                                                                  $     126,155,597   $     116,560,705
                                                                                              =================   =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Noninterest-bearing demand deposits                                                         $      10,855,010   $      13,187,296
  Interest-bearing demand deposits                                                                   23,515,093          29,715,138
  Savings deposits                                                                                      856,706             734,369
  Other time deposits                                                                                73,059,760          57,166,856
                                                                                              -----------------   -----------------
    Total deposits                                                                                  108,286,569         100,803,659

  Repurchase agreements                                                                               5,430,659           3,949,178
  FHLB advances                                                                                       3,000,000           3,000,000
  Accrued interest payable                                                                              237,666             269,182
  Accrued expenses and other liabilities                                                                 98,488             143,833
                                                                                              -----------------   -----------------
    Total liabilities                                                                               117,053,382         108,165,852
                                                                                              -----------------   -----------------

Commitments and Contingencies                                                                              -                   -

Stockholders' Equity:
  Common stock, $ .01 par value; 10,000,000 shares
    authorized, 559,140 shares issued                                                                     5,591               5,591
  Additional paid-in capital                                                                          5,588,927           5,588,927
  Retained earnings                                                                                   3,547,617           2,871,824
  Accumulated other comprehensive income (loss)                                                         (36,447)            (63,708)
  Treasury stock, at cost;
    299 shares in 2001 and 669 shares in 2000                                                            (3,473)             (7,781)
                                                                                              -----------------   -----------------
      Total stockholders' equity                                                                      9,102,215           8,394,853
                                                                                              -----------------   -----------------

Total Liabilities and Stockholders' Equity                                                    $     126,155,597   $     116,560,705
                                                                                              =================   =================



                     The accompanying notes are an integral
                part of these consolidated financial statements.



                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                                      2001               2000
                                                                                              -----------------   -----------------
Interest Income:
  Loans receivable and fees on loans                                                          $       8,215,340   $       7,433,953
  Investment securities                                                                               1,102,369           1,231,144
  Federal funds sold                                                                                    266,442             198,651
                                                                                              -----------------   -----------------
    Total interest income                                                                             9,584,151           8,863,748
                                                                                              -----------------   -----------------

Interest Expense:
  Deposits                                                                                            4,877,088           4,631,525
  Other                                                                                                 388,904             287,953
                                                                                              -----------------   -----------------
    Total interest expense                                                                            5,265,992           4,919,478
                                                                                              -----------------   -----------------

    Net interest income                                                                               4,318,159           3,944,270

Provision for Loan Losses                                                                             1,003,850             442,600
                                                                                              -----------------   -----------------

    Net interest income after provision for loan losses                                               3,314,309           3,501,670
                                                                                              -----------------   -----------------

Noninterest Income:
  Service charges on deposit accounts                                                                   292,008             288,233
  Net gain on sale of securities                                                                         67,528                 576
  Net loss of disposition of assets                                                                    (206,258)             (5,129)
  Other income                                                                                          117,244             251,572
                                                                                              -----------------   -----------------
    Total noninterest income                                                                            270,522             535,252
                                                                                              -----------------   -----------------

Noninterest Expenses:
  Salaries and employee benefits                                                                        986,471             976,029
  Occupancy expense                                                                                     279,396             268,411
  Data processing                                                                                       110,204              75,412
  Professional fees                                                                                     369,610             157,536
  Other expense                                                                                         814,046             865,198
                                                                                              -----------------   -----------------
    Total noninterest expenses                                                                        2,559,727           2,342,586
                                                                                              -----------------   -----------------

Income Before Income Taxes                                                                            1,025,104           1,694,336

Income Tax Expense                                                                                      349,311             610,575
                                                                                              -----------------   -----------------

Net Income                                                                                    $         675,793   $       1,083,761
                                                                                              =================   =================

Net Income Per Share of Common Stock                                                          $            1.21   $            1.94
                                                                                              =================   =================


                     The accompanying notes are an integral
                part of these consolidated financial statements.



                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000





                                                                                          Accumulated
                                                                                             Other
                                                           Additional                   Comprehensive
                                              Common         Paid-In        Retained        Income        Treasury
                                               Stock         Capital        Earnings        (Loss)          Stock           Total
                                        ---------------   -------------  -------------  -------------   -------------  -------------

Balance, January 1, 2000                  $       5,591   $   5,588,927  $   1,788,063  $    (521,513)  $     (18,839) $   6,842,229
                                                                                                                       -------------

  Net income                                                                 1,083,761                                     1,083,761

  Other comprehensive income (loss), net of tax:
      Change in unrealized gain (loss)
        on securities available-for-sale,
        net of tax of $ 268,870                                                               457,805                        457,805
                                                                                                                       -------------

  TOTAL COMPREHENSIVE INCOME                                                                                               1,541,566

  Sale of 950 treasury shares,
   at cost                                                                                                     11,058         11,058
                                          -------------   -------------  -------------  -------------   -------------  -------------

Balance, December 31, 2000                        5,591       5,588,927      2,871,824        (63,708)         (7,781)     8,394,853
                                                                                                                       -------------

  Net income                                                                   675,793                                       675,793

  Other comprehensive income (loss), net of tax:
      Change in unrealized gain (loss)
       on securities available-for-sale,
       net of tax of $ 40,996                                                                  69,804

      Less: Reclassification adjustment for
      gains realized in income, net of tax
      of $ 24,985                                                                             (42,543)                        27,261
                                                                                                                       -------------

  TOTAL COMPREHENSIVE INCOME                                                                                                 703,054

  Sale of 370 treasury shares,
   at cost                                                                                                      4,308          4,308
                                          -------------   -------------  -------------  -------------   -------------  -------------

Balance, December 31, 2001                $       5,591   $   5,588,927  $   3,547,617  $     (36,447)  $      (3,473) $   9,102,215
                                          =============   =============  =============  =============   =============  =============


                     The accompanying notes are an integral
                part of these consolidated financial statements.


                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                      2001               2000
                                                                                              -----------------   -----------------
Cash Flows From Operating Activities:
  Net income                                                                                  $         675,793   $       1,083,761
  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Depreciation and amortization                                                                      47,994              49,436
      Provision for loan losses                                                                       1,003,850             442,600
      Net gain on sale of securities                                                                    (67,528)               (576)
      Net loss on disposition of assets                                                                 206,258               5,129
      Write-downs on foreclosed real estate                                                              42,873              14,400
      Net accretion on securities                                                                       (76,580)            (58,797)
      Deferred tax benefit                                                                              (38,800)            (46,700)
      Net change in -
        Accrued interest receivable and other assets                                                     85,896            (162,710)
        Accrued interest payable and other liabilities                                                  (76,861)             (6,064)
                                                                                              -----------------   -----------------
         Net cash provided by operating activities                                                    1,802,895           1,320,479
                                                                                              -----------------   -----------------

Cash Flows From Investing Activities:
  Purchase of certificate of deposit                                                                   (100,000)                -0-
  Purchases of available-for-sale securities                                                        (15,985,490)         (5,847,502)
  Proceeds from sales and maturities of available-for-sale securities                                10,368,985           4,552,869
  Principal reductions received on available-for-sale securities                                      3,217,140           1,667,749
  Purchases of Federal Home Loan Bank stock                                                             (44,300)            (17,600)
  Net increase in loans                                                                              (3,456,786)        (21,566,496)
  Purchase of servicing rights                                                                         (318,055)                -0-
  Proceeds from sale of foreclosed real estate                                                          156,000                 -0-
  Purchases of furniture and equipment                                                                   (3,624)             (4,234)
                                                                                              -----------------   -----------------
         Net cash used in investing activities                                                       (6,166,130)        (21,215,214)
                                                                                              -----------------   -----------------

Cash Flows From Financing Activities:
  Net (decrease) increase in demand and savings deposits                                             (8,409,994)          4,482,835
  Net increase in time deposits                                                                      15,892,904          10,550,116
  Net increase in repurchase agreements                                                               1,481,481           1,791,346
  Net increase in Federal Home Loan Bank advances                                                           -0-           3,000,000
  Proceeds from sale of treasury stock                                                                    4,308              11,058
                                                                                              -----------------   -----------------
         Net cash provided by financing activities                                                    8,968,699          19,835,355
                                                                                              -----------------   -----------------

Net Change in Cash and Cash Equivalents                                                               4,605,464             (59,380)

Cash and Cash Equivalents at Beginning of Year                                                        3,975,123           4,034,503
                                                                                              -----------------   -----------------

Cash and Cash Equivalents at End of Year                                                      $       8,580,587   $       3,975,123
                                                                                              =================   =================

Supplemental Disclosures of Cash Flow Information:

  Interest paid on deposits                                                                   $       4,939,687   $       4,564,658
                                                                                              =================   =================

  Other interest paid                                                                         $         357,821   $         287,953
                                                                                              =================   =================

  Income taxes paid                                                                           $         349,311   $         717,475
                                                                                              =================   =================

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



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

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



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

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



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

  Servicing Rights:

       Servicing Rights acquired are capitalized and are amortized as a yield adjustment over the estimated life of the assets being serviced.

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

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


NOTE 2 - INVESTMENT SECURITIES

     Investment securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair values were as follows:

                                                                                       Gross             Gross
                                                                    Amortized       Unrealized        Unrealized           Fair
                                                                      Cost             Gains            Losses             Value
                                                                ----------------  ---------------  ----------------  ---------------
           Available For Sale:

             December 31, 2001 -
               U.S. government agency securities                $     18,330,263  $        82,552  $       (146,405) $    18,266,410
               Municipal securities                                    1,490,832              -0-           (59,641)       1,431,191
               Other debt securities                                     895,859           65,641               -0-          961,500
                                                                ----------------  ---------------  ----------------  ---------------

                                                                $     20,716,954  $       148,193  $       (206,046) $    20,659,101
                                                                ================  ===============  ================  ===============

             December 31, 2000 -
               U.S. government agency securities                $     15,079,462  $        30,170  $       (135,720) $    14,973,912
               Municipal securities                                    2,209,191           25,979           (50,226)       2,184,944
               Other debt securities                                     884,827           28,673               -0-          913,500
                                                                ----------------  ---------------  ----------------  ---------------

                                                                $     18,173,480  $        84,822  $       (185,946) $    18,072,356
                                                                ================  ===============  ================  ===============

     Gross  realized  gains  and  losses  on  the  sale  of   available-for-sale
     securities amounted to $ 67,528 and $ -0-, respectively in 2001, and $ 797 and $ 221, respectively in 2000.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 2 - INVESTMENT SECURITIES (Continued)

     Included in U.S. government agency securities are investments in collateralized mortgage obligations ("CMOs") with a carrying value of approximately $ 9,269,900 at December 31, 2001 and $ 3,557,900 at December 31, 2000. The effective yield on CMOs was approximately 6.2% in 2001 and 6.5% in 2000.

     The scheduled maturities of securities available for sale at December 31, 2001, were as follows:

                                                                                                    Amortized            Fair
                                                                                                      Cost               Value
                                                                                               -----------------   -----------------

           Due in one year or less                                                             $       3,386,629   $       3,415,605
           Due from one to five years                                                                 12,289,260          12,232,535
           Due from five to ten years                                                                  5,041,065           5,010,961
                                                                                               -----------------   -----------------

                                                                                               $      20,716,954   $      20,659,101
                                                                                               =================   =================

     For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the estimated weighted-average lives of the underlying collateral. The mortgage-backed securities may mature earlier than their estimated weighted-average lives because of principal prepayments.

     Investment securities carried at approximately $ 9,592,100 at December 31, 2001 and $ 10,885,200 at December 31, 2000, were pledged for purposes required or permitted by law. Tax-free interest income on municipal securities amounted to approximately $ 103,800 in 2001 and $ 111,000 in 2000.


NOTE 3 - LOANS RECEIVABLE

       The components of loans in the consolidated statements of financial condition were as follows:

                                                                                                     2001               2000
                                                                                              -----------------   -----------------

           Real estate                                                                        $      75,308,479   $      66,623,376
           Commercial                                                                                10,552,530           9,665,741
           Consumer                                                                                  10,347,031          17,092,175
           Other                                                                                         58,899              75,362
                                                                                              -----------------   -----------------
                                                                                                     96,266,939          93,456,654
           Net deferred loan fees                                                                      (189,317)           (203,568)
           Allowance for loan losses                                                                 (1,241,692)         (1,036,767)
                                                                                              -----------------   -----------------

                                                                                              $      94,835,930   $      92,216,319
                                                                                              =================   =================

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 3 - LOANS RECEIVABLE (Continued)

     The Bank grants real estate, commercial and consumer loans in the State of Florida with its primary concentration being in Sarasota County, Florida. Although the Bank's loan portfolio is diversified, a significant portion of its loans are secured by real estate. In addition, at December 31, 2001 and 2000 approximately $ 6.9 million and $ 13.1 million, respectively, of consumer loans relate to automobile loans originated through a third party. Of these amounts approximately $ 1.9 million and $ 3.6 million were considered sub-prime loans as of December 31, 2001 and 2000, respectively.

       An analysis of the change in the allowance for loan losses follows:

                                                                                                    2001                 2000
                                                                                              -----------------   -----------------

           Balance at January 1                                                               $       1,036,767   $         773,526
                                                                                              -----------------   -----------------

             Loans charged-off                                                                         (874,791)           (229,126)
             Recoveries                                                                                  75,866              49,767
                                                                                              -----------------   -----------------
               Net loans charged-off                                                                   (798,925)           (179,359)
                                                                                              -----------------   -----------------

             Provision for loan losses                                                                1,003,850             442,600
                                                                                              -----------------   -----------------

           Balance at December 31                                                             $       1,241,692   $       1,036,767
                                                                                              =================   =================

     Loans on which the accrual of interest has been discontinued or reduced, for which impairment had not been recognized, amounted to approximately $ 551,560 at December 31, 2001 and $ 1,162,380 at December 31, 2000. If
     interest  on  these  loans  had  been  accrued,   such  income  would  have
     approximated $ 25,800 in 2001 and $ 22,000 in 2000. Interest income on these loans is recorded only when received. The Bank did not have any loans that were considered impaired as of December 31, 2001 and 2000.


NOTE 4 - FURNITURE AND EQUIPMENT

       Components of furniture and equipment included in the consolidated statements of financial condition were as follows:

                                                                                                      2001               2000
                                                                                               -----------------   -----------------

         Furniture and equipment                                                              $         277,991   $         274,367
         Leasehold improvements                                                                         411,203             411,203
                                                                                              -----------------   -----------------
                                                                                                        689,194             685,570
         Less:  Accumulated depreciation and amortization                                              (423,533)           (375,539)
                                                                                              -----------------   -----------------

                                                                                              $         265,661   $         310,031
                                                                                              =================   =================

     Depreciation and amortization expense charged to operations amounted to $ 47,994 in 2001 and $ 49,436 in 2000.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 5 - TIME DEPOSITS

     The aggregate amount of time deposits at December 31, each with a minimum denomination of $100,000 were approximately $28,757,000 in 2001 and $ 17,233,000 in 2000.

     At December 31, 2001, the scheduled maturities of time deposits were as follows:

                  2002                                                                         $      69,317,732
                  2003                                                                                 2,662,625
                  2004                                                                                   230,232
                  2005                                                                                   546,706
                  2006                                                                                   302,465
                                                                                               -----------------

                                                                                               $      73,059,760
                                                                                               =================


NOTE 6 - CONCENTRATIONS

     At December 31, 2001, thirty-three deposit relationships represented approximately 17.5% of the Bank's total deposits. In addition, at December 31, 2001, other time deposits included approximately $ 7.1 million of brokered deposits that mature at various times throughout 2002.

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


NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

     At December 31, 2001 and 2000, FHLB advances amounted to $ 3,000,000. At December 31, 2001, the interest rate on the advance was 2.1% with interest due monthly and the principal due in August 2002. The advance is secured by FHLB stock amounting to $ 302,400 and a blanket floating lien on the Bank's one-to-four residential mortgage loans which amounted to approximately $
     16.6 million at December 31, 2001. Based on its investment in the FHLB at December 31, 2001, the Bank may borrow up to approximately $ 12,000,000, subject to the availability of qualifying collateral.


NOTE 8 - REPURCHASE AGREEMENTS

     At December 31, the Bank had entered into repurchase agreements with Bank customers. The repurchase agreements generally mature within one to four days from the transaction date. The average balance and interest rate under the repurchase agreements amounted to approximately $ 6,306,000 and 3.41% in 2001 and $ 3,488,000 and 5.96% in 2000.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 9 - STOCKHOLDERS' EQUITY

     The Company and the Bank are subject to certain restrictions on the amount of dividends that they may declare without regulatory approval.

     In 1991, the Company authorized 1,000,000 shares of preferred stock with a par value of $ .10 per share; however, there were no shares of preferred stock issued and outstanding at December 31, 2001 and 2000.


NOTE 10 - INCOME TAXES

       The provision for income taxes consists of the following:

                                                                                                     2001               2000
                                                                                              -----------------   -----------------
         Current tax provision:
           Federal                                                                            $         328,109   $         566,810
           State                                                                                         60,002              90,465
                                                                                              -----------------   -----------------
                                                                                                        388,111             657,275
         Deferred federal benefit                                                                       (38,800)            (46,700)
                                                                                              -----------------   -----------------

                                                                                              $         349,311   $         610,575
                                                                                              =================   =================

       The provision for income taxes differs from that computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                                                                     2001               2000
                                                                                             -----------------   -----------------

         Tax based on statutory rate                                                          $         348,536   $         576,074
         State tax, net of federal benefit                                                               39,601              59,707
         Tax exempt interest income                                                                     (35,295)            (37,745)
         Other, net                                                                                      (3,531)             12,539
                                                                                              -----------------   -----------------

                                                                                              $         349,311   $         610,575
                                                                                              =================   =================

       Deferred tax assets included in the consolidated statements of financial condition were as follows:

                                                                                                      2001               2000
                                                                                              -----------------   -----------------
         Deferred tax assets:
           Allowance for loan losses                                                           $         347,676   $         297,346
           Net unrealized depreciation on available-for-sale securities                                   21,405              37,416
           Accumulated depreciation and amortization                                                      13,824              25,354
                                                                                               -----------------   -----------------

           Net deferred tax asset                                                              $         382,905   $         360,116
                                                                                               =================   =================

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 11 - STOCK WARRANTS AND OPTIONS

  Outstanding Warrants:

     On September 15, 1992, the Company's organizers were granted warrants to purchase additional common stock equal to 72.83% of their initial investment in the common stock (117,500 shares) of the Company. The warrants were exercisable at any time during the five-year period commencing on the date of the grant. The exercise price of the warrants is the greater of $ 10 per share of common stock or the book value per share of common stock on the exercise date. In 1998, warrants were exercised to purchase 87,640 shares of the Company's common stock at $ 10.04 per share. The expiration date of the 29,860 warrants not exercised was extended until September 2002.

  Stock Options:

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and accounts for these options under APB Opinion No. 25, "Accounting for Stock Issued to Employees", for which no compensation cost has been recognized. Based on the option pricing model utilized by the Company, the pro forma after-tax effect of compensation costs attributable to the options below was immaterial to 2001 and 2000 operating results.

     The Company has granted options to officers to purchase up to 64,216 shares of common stock at prices approximating fair value at the date of the grant. Options for the purchase of 34,052 shares of common stock expire in December 2002, with the remainder expiring in December 2008.

     A summary of the status of the Company's outstanding stock options is presented below:

                                                                                  2001                           2000
                                                                       --------------------------    ---------------------------
                                                                                        Weighted                     Weighted
                                                                                         Average                       Average
                                                                                        Exercise                      Exercise
                                                                          Number          Price          Number         Price
                                                                       -------------  -----------    --------------  -----------

           Outstanding at beginning of year                                   64,216  $     11.17            64,216  $     11.17
           Granted                                                              -            -                -            -
           Forfeited                                                            -            -                -            -
                                                                       -------------                 --------------

           Outstanding at end of year                                         64,216  $     11.17            64,216  $     11.17
                                                                       =============  ===========    ==============  ===========

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 12 - COMMITMENTS AND CONTINGENCIES

  Leases:

     The Bank leases its banking facility and drive-through facility under operating leases expiring in 2006. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments. The lease on the banking facility and drive-through provides for one additional five-year renewal option. The renewal rate for the banking facility will be 95% of fair market rental at the time of the renewal. The renewal rate on the drive-through for the next five year renewal term is approximately $ 29,000 annually.

     Future minimum lease payments under operating leases are summarized as follows:

                     2002                          $        266,723
                     2003                                   276,233
                     2004                                   286,123
                     2005                                   296,409
                     2006                                   307,106
                     ----------------------------------------------

                                                   $      1,432,594
                                                   ================

     Rental expense relating to the operating leases amounted to approximately $ 231,600 in 2001 and $ 223,600 in 2000.

  Future Minimum Rentals:

     During 2001 and 2000, the Bank subleased a portion of its facilities at a monthly rate of approximately $ 4,000 plus applicable state sales tax. Rental income from the sublease amounted to approximately $ 37,400 in 2001 and $ 48,000 in 2000.

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

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

  Financial Instruments (Continued):


     A summary of the contract amounts of the Bank's financial instruments with off-balance-sheet credit risk at December 31, 2001 and 2000, follows:

                                                                                                      2001               2000
                                                                                               -----------------   -----------------

         Commitments to extend credit                                                          $      14,672,710   $      13,224,965
                                                                                               =================   =================

         Letters of credit                                                                     $         133,688   $         176,395
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

     Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may be uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

     Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral for those commitments for which collateral is deemed necessary.

     The Bank has not incurred any losses on its commitments in 2001.

  Unused Lines of Credit:

     In addition to the line of credit available from the FHLB, the Bank had secured and unsecured lines of credits with banks at December 31, 2001 enabling the Bank to borrow up to $ 20 million and $ 4 million, respectively, subject to such terms as outlined in the related agreements. The arrangements are reviewed annually for renewal of the credit lines. At December 31, 2001, there were no advances outstanding under the lines of credit.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

  Other:

     Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's and the Bank's financial statements.


NOTE 13 - RELATED PARTY TRANSACTIONS

     The Bank has entered into transactions with its directors, significant stockholders, and their affiliates (related parties). The aggregate amount of loans to such related parties at December 31, 2001 and 2000, was approximately $ 792,900 and $ 698,600, respectively. During 2001 and 2000, new loans to such related parties amounted to approximately $ 179,600 and $ 483,600, respectively, and repayments amounted to approximately $ 85,300 and $ 229,200, respectively. Also, certain related parties maintain significant deposit balances with the Bank in the aggregate amount of approximately $ 1,948,000 and $ 2,151,000 at December 31, 2001 and 2000,
     respectively.

     One of the Bank's directors provides various legal services to the Bank. Fees for these services amounted to approximately $ 15,900 in 2001 and $ 22,000 in 2000. Another director provides advertising, printing, and other miscellaneous services to the Bank. The gross billings for these services, which includes cost passed through by other companies actually providing the services to the Bank, amounted to approximately $ 20,700 in 2001 and $ 61,000 in 2000. Another director provides accounting services to the Company. Fees for these services amounted to approximately $ 2,750 in 2001 and $ 6,000 in 2000.


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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 14 - REGULATORY MATTERS (Continued)

     As of December 31, 2001, the most recent notification that the Bank had received from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are presented in the table below:

                                                                                                                   Minimum
                                                                                                                 To Be Well
                                                                                   Minimum                    Capitalized Under
                                                                                   Capital                    Prompt Corrective
                                                     Actual                     Requirement:                 Action Provisions:
                                         ----------------------------  ------------------------------   ----------------------------
                                              Amount         Ratio           Amount           Ratio          Amount          Ratio
                                         --------------   -----------  -----------------  -----------   ---------------  -----------

       As of December 31, 2001:
         Total Capital
           (to Risk Weighted Assets)
           Consolidated                  $   10,265,737        11.07%  =>$     7,418,080  =>     8.0%   =>$         N/A  =>      N/A
           Bank                          $   10,248,561        11.05%  =>$     7,418,080  =>     8.0%   =>$   9,272,600  =>    10.0%
         Tier I Capital
           (to Risk Weighted Assets)
           Consolidated                  $    9,106,662         9.82%  =>$     3,709,040  =>     4.0%   =>$         N/A  =>      N/A
           Bank                          $    9,089,486         9.80%  =>$     3,709,040  =>     4.0%   =>$   5,563,560  =>     6.0%
         Tier I Capital
           (to Average Assets)
           Consolidated                  $    9,106,662         7.33%  =>$     4,966,946  =>     4.0%   =>$         N/A  =>      N/A
           Bank                          $    9,089,486         7.32%  =>$     4,966,946  =>     4.0%   =>$   6,208,683  =>     5.0%

       As of December 31, 2000:
         Total Capital
           (to Risk Weighted Assets)
           Consolidated                  $    9,495,328        10.33%  =>$     7,353,680  =>     8.0%   =>$         N/A  =>      N/A
           Bank                          $    9,458,051        10.29%  =>$     7,353,680  =>     8.0%   =>$   9,129,100  =>    10.0%
         Tier I Capital
           (to Risk Weighted Assets)
           Consolidated                  $    8,458,561         9.20%  =>$     3,676,840  =>     4.0%   =>$         N/A  =>      N/A
           Bank                          $    8,421,284         9.16%  =>$     3,676,840  =>     4.0%   =>$   5,515,260  =>     6.0%
         Tier I Capital
           (to Average Assets)
           Consolidated                  $    8,458,561         7.94%  =>$     4,263,856  =>     4.0%   =>$         N/A  =>      N/A
           Bank                          $    8,421,284         7.90%  =>$     4,263,856  =>     4.0%   =>$   5,329,821  =>     5.0%

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

     The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there is no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate used and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

     The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

     Cash and cash equivalents and interest-bearing deposit in bank. The carrying amounts of cash and cash equivalents and interest-bearing deposit in bank approximate their fair values.

     Available-for-sale securities. Fair values for securities are based on quoted market prices.

     Federal Home Loan Bank stock. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

     Loans receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     Deposit liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of savings deposits approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

     Repurchase agreements and FHLB advances. The carrying amounts of repurchase agreements with Bank customers and FHLB advances approximate their fair values.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

     Accrued interest. The carrying amounts of accrued interest approximate their fair values.

     Off balance-sheet instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. The estimated fair value for these instruments was insignificant at December 31, 2001 and 2000.

     The estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                                                2001                             2000
                                                                ---------------------------------  ---------------------------------
                                                                    Carrying           Fair            Carrying            Fair
                                                                     Amount            Value            Amount             Value
                                                                ----------------  ---------------  ----------------  ---------------
         Financial assets:

           Cash and cash equivalents                            $      8,580,587  $     8,580,587  $      3,975,123  $     3,975,123
           Interest-bearing deposit in bank                              100,000          100,000               -0-              -0-
           Securities available for sale                              20,659,101       20,659,101        18,072,356       18,072,356
           Federal Home Loan Bank stock                                  302,400          302,400           258,100          258,100
           Loans receivable                                           94,835,930       97,025,163        92,216,319       92,972,308
           Accrued interest receivable                                   639,510          639,510           716,706          716,706

         Financial liabilities:

           Deposits                                                  108,286,569      108,708,140       100,803,659      100,808,983
           Repurchase agreements                                       5,430,659        5,430,659         3,979,178        3,979,178
           FHLB advances                                               3,000,000        3,000,000         3,000,000        3,000,000
           Accrued interest payable                                      237,666          237,666           269,182          269,182


Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------  ----------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

          There has been no occurrence requiring a response to this item.



PART III

Item 9.   Directors,  Executive   Officers,   Promoters   and  Control  Persons;
-------   ----------------------------------------------------------------------
          Compliance With Section 16(a) of the Exchange Act.
          --------------------------------------------------

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

     Susan M. Baker, age 45, has served as an office administrator for the medical practice of her husband since 1987 and has been a partner in a family-owned real estate and lumber business since 1981. Ms. Baker served in the commercial lending and corporate banking department of NationsBank in Sarasota from 1985 to 1987 and served as a branch manager for NationsBank from 1983 to 1985. Ms. Baker is also a certified financial planner.

     Kenneth H. Barr, age 61, served as part owner and general manager of Schenkel's Restaurant on Longboat Key, Florida from 1968 to 1994. Since 1994, Mr. Barr has been a restauranteur.

     Timothy J. Clarke, age 57, has served as President of Clarke Advertising & Public Relations, Inc. since 1987.

     James W. Demler, M.D., age 55, served as Chairman of the Board of the Company from December 1990 to April 1996. Dr. Demler is a physician specializing in urological surgery. Dr. Demler helped establish Florida Urology Specialists (formerly Sarasota Urological Associates) and has been in private practice since 1983. Dr. Demler is former Chief of Surgery at Doctor's Hospital of Sarasota.

     Susan K. Flynn, age 40, has served as the Senior Vice President, Chief Financial Officer and Cashier of the Company and the Bank since 1995. From 1991 to 1995, Ms. Flynn served as the Vice President and Cashier of University State Bank in Tampa, Florida. Prior to that, Ms. Flynn served as an Assistant Branch Manager, Consumer Loan Officer and Compliance Officer for First Union National Bank in Tampa, Florida.

     Christine L. Jennings, age 56, has served as President and Chief Executive Officer of the Company since May 1991 and of the Bank since September 1992 and has been engaged in the organization of the Company and the Bank since May 1990. From 1987 to 1990, Ms. Jennings served as Senior Vice President and Chief Lending Officer, as well as a director, of Liberty National Bank in Bradenton, Florida. From 1985 to 1987, she served as Vice President - Commercial Real Estate of NCNB National Bank of Florida in Sarasota/Tampa, Florida. From 1984 to 1985, Ms. Jennings served as Vice President of Southeast Bank. Prior to that, she served in various capacities with Huntington National Bank in Columbus, Ohio from 1970 to 1984. Ms. Jennings has 36 years of banking experience.

     Edward S. Levi, age 77, served as President and Chief Executive Officer of Samuel Levi & Company, Inc. a retail furniture business headquartered in Portsmouth, Ohio, from 1948 to 1988. Mr. Levi has been retired since 1988. Mr. Levi also served as a director of Bank One, N.A. in Portsmouth, Ohio from 1977 to 1988 and was a member of that bank's executive, personnel and compensation committees.

     Sam D. Norton, age 42, is a partner in the law firm of Norton, Gurley, Hammersley & Lopez, P.A. in Sarasota and has been engaged in private practice since 1985. Mr. Norton practices law in the areas of real estate, general business law and lender representation.

     Michael R. Pender, Jr., age 50, is a certified public accountant, and has been a partner of Cavanaugh & Co., LLP, since 1979.

     A. Dean Pratt, age 71, has been retired since 1985. Prior to his retirement, Mr. Pratt served as Chairman of the Board, President and Chief Executive Officer of First State Bank of Morrisonville in Morrisonville, Illinois from 1968 to 1984.

     Paul D. Thatcher, age 53, has served as the Executive Vice President and Chief Lending Officer of the Company and the Bank since February 1994. From 1986 to 1994, Mr. Thatcher served as the Vice President, Credit Review for NationsBank in Tampa, Florida.

     Gilbert J. Wellman, age 80, has served as the Chairman of the Board of Directors of the Company since April 1996. Mr. Wellman served as President and Chief Executive Officer of Tower National Bank in Lima, Ohio from 1964 to 1983 and was the Organizing Chairman of that bank. From 1983 when the Bank was sold to BancOne Corporation until his retirement in 1987, Mr. Wellman served as Chairman and Chief Executive Officer of the BancOne subsidiary.

     There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

     The Company is not subject to the requirements of Section 16 of the Securities Exchange Act of 1934, as amended.



Item 10. Executive Compensation

     The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and Executive Vice President (collectively, the "Named Executive Officers") for the years ended December 31, 2001, 2000 and 1999. No other executive officer's compensation exceeded $100,000 during 2001.

Summary Compensation Table


                                                                                                                     Long Term
                                                                                                                Compensation Awards
                                                                          Annual Compensation                   -------------------
                                                                          -------------------                        Securities
         Name and Principal Position                              Year           Salary            Bonus         Underlying Options
         ---------------------------                              ----           ------            -----         ------------------
Christine L. Jennings ..................................          2001          $143,099          $     0                  -
    President and ......................................          2000          $136,334          $34,125 (1)          3,285
    Chief Executive Officer ............................          1999          $129,925          $32,500 (2)          3,285

Paul D. Thatcher .......................................          2001          $ 98,602          $     0                  -
    Executive Vice President ...........................          2000          $ 94,052          $19,819 (1)          3,881
                                                                  1999          $ 91,813          $19,020 (2)          3,881
______________________________

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

Stock Option Plan

     On March 23, 1999, the Board of Directors approved the 1998 Stock Option Plan (the "Plan") to promote the Company's growth and success. The Plan was approved by the Company's shareholders at the 1999 Annual Meeting of Shareholders. Options may be granted under the Plan to the Company's directors, officers and employees as well as certain consultants and advisors. The Plan currently provides for the grant of incentive and non-qualified stock options to purchase up to 64,216 shares of Common Stock at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price of incentive stock options must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted. The options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options granted under the Plan typically vest over a period of four to five years. As of December 31, 2001, options to purchase 64,216 shares of the Company's Common Stock have been granted pursuant to the Plan and no shares were available for future issuance.

     No options were exercised by or granted to the Named Executive Officers during 2001.

     The following table presents information regarding the value of options held by the Company's Named Executive Officers at December 31, 2001.


                                             Fiscal Year End Option Values
                                             -----------------------------
                                                          Number of                    Value of Unexercised
                                                     Unexercised Options               In-the-Money Options
                                                      At Fiscal Year End              at Fiscal Year End(1)
                Name/Position                     Exercisable/Unexercisable         Exercisable/Unexercisable
                -------------                     -------------------------         -------------------------

Christine L. Jennings
   President and Chief Executive Officer                33,430 / 3,285                  $159,228 / $13,140

Paul D. Thatcher
   Executive Vice President and Chief                   21,120 / 3,881                  $ 87,053 / $15,524
     Lending Officer
______________________

(1) Dollar values calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 2001 ($16.50) and the exercise price of such options. The fair market value of the Company's Common Stock was estimated based on the sales price of the Common Stock sold in recent private transactions.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

     The following table sets forth certain information as of March 15, 2002 with respect to ownership of the outstanding Common Stock of the Company by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director and executive officer of the Company, and (iii) all executive officers and directors of the Company as a group:

                                                                                      Percent of
                                                 Shares of Common Stock               Outstanding
Name of Beneficial Owner                         Beneficially Owned (1)                 Shares
------------------------                         ----------------------                 ------

Susan M. Baker                                           17,283                          3.1%
Kenneth H. Barr (2)                                      18,233                          3.3%
Timothy J. Clarke (3)                                     9,442                          1.7%
James W. Demler, M.D. (4)                                19,566                          3.4%
Susan K. Flynn(5)                                         2,854                            *
Christine L. Jennings (6)                                46,814                          7.9%
Edward S. Levi (7)                                       15,000                          2.7%
Sam D. Norton (8)                                        12,942                          2.3%
Michael R. Pender, Jr. (9)                               10,650                          1.9%
A. Dean Pratt (10)                                       24,492                          4.3%
Paul D. Thatcher(11)                                     21,620                          3.7%
Gilbert J. Wellman (12)                                  94,479                         16.9%
Charles V. Wellman, M.D. (13)                            38,220                          6.8%
     All executive officers and directors                293,375                        45.8%
         as a group (12 persons) (14)

* Less than 1% of the outstanding shares


----------

(1) Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes warrants and options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 559,140 shares outstanding, except for certain parties who hold presently exercisable warrants or options to purchase shares. The percentages for those parties who hold presently exercisable warrants or options are based upon the sum of 559,140 shares plus the number of shares subject to presently exercisable warrants or options held by them, as indicated in the following notes. Except as otherwise indicated, the persons named in this table have a business address of One Sarasota Tower, Two North Tamiami Trail, Suite 100, Sarasota, Florida 34236.
(2) Includes 14,433 shares owned individually by Mr. Barr and 3,800 shares held by his individual retirement account.
(3) Includes 3,500 shares owned individually by Mr. Clarke and 5,942 shares held by a company he controls.
(4) Includes 2,500 shares owned individually by Dr. Demler, 2,000 shares held by his individual retirement account and 500 shares held by his spouse's individual retirement account. Includes 14,566 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.
(5) Includes 729 shares owned individually by Ms. Flynn and 2,125 shares subject to presently exercisable stock options.
(6) Includes 11,836 shares owned individually by Ms. Jennings and 1,548 shares held by her individual retirement account. In addition, amount includes 33,430 shares subject to presently exercisable stock options.


(7)   All 15,000 shares are held by Mr. Levi's individual retirement account.
(8) Includes 11,942 shares owned individually by Mr. Norton and 1,000 shares held by his spouse.
(9) Includes 5,350 shares owned individually by Mr. Pender and 5,300 shares held by Mr. Pender's individual retirement account.
(10) Includes 14,660 shares held in a revocable living trust of which Mr. Pratt is the trustee and a beneficiary. In addition, amount includes 9,832 shares of Common Stock subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering.
(11) Includes 500 shares owned individually by Mr. Thatcher and 21,120 shares subject to presently exercisable stock options.
(12) Includes 54,479 shares held by a trust for Mr. Wellman for which he serves as the trustee and 40,000 shares held by a trust for Mr. Wellman's wife for which he also serves as the trustee.
(13) Includes 28,220 shares owned individually by Dr. Wellman and 3,000 shares held by his three minor children for which he is the custodian and 7,000 shares held by his spouse.
(14) Includes 81,073 shares subject to presently-exercisable warrants or options.


Item 12.   Certain Relationships and Related Transactions.
--------   -----------------------------------------------


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

Item 13.   Exhibits and Reports on Form 8-K.
--------   ---------------------------------

     (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-18 under the Securities Act of 1933 for the Registrant, as filed with the Securities and Exchange Commission on June 6, 1991, Registration No. 33-41045, as amended on July 15, 1991 by Amendment No. 1 and as amended on August 5, 1991 by Amendment No. 2 (the "S-18"), (ii) the Annual Report on Form 10-KSB for the year ended December 31, 1992 (the "1992 10-KSB"), (iii) the Annual Report on Form 10-KSB for the year ended December 31, 1993 (the "1993 10-KSB") or (iv) the Current Report on Form 8-K dated November 3, 1995 (the "11/3/95 8-K"); (v) the Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "1998 10-KSB"); or (vi) the Annual Report on Form 10-KSB for the year ended December 31, 2000 (the "2000 10-KSB"). The exhibit numbers correspond to the exhibit numbers in the referenced document.

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

          *10.5.1        -   Form  of Incentive Stock Option Agreement.
                             (check Exhibit No. 1998 10-KSB)

          *10.6          -   Severance Protection  Agreement dated June 17, 1998
                             between the Company,  the Bank and Paul D. Thatcher
                             (2000 10-KSB).

           21.1          -   Subsidiaries of the Registrant.

           (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.


                                SARASOTA BANCORPORATION, INC.



Dated: March 26, 2002           By: /s/ Christine L. Jennings
                                -----------------------------
                                Christine L. Jennings
                                President and Chief Executive Officer (Principal
                                Executive Officer)


Dated: March 26, 2002           By: /s/ Susan K. Flynn
                                -----------------------------
                                Susan K. Flynn
                                Chief Financial Officer (Principal Financial and
                                Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                           Date
---------                                           ----


/s/ Susan M. Baker                                  March 29, 2002
------------------
SUSAN M. BAKER
Class II Director


/s/ Kenneth H. Barr                                 March 26, 2002
-------------------
KENNETH H. BARR
Class II Director


/s/ Timothy J. Clarke                               March 26, 2002
---------------------
TIMOTHY J. CLARKE
Class III Director


/s/ James W. Demler, M.D.                           March 28, 2002
-------------------------
JAMES W. DEMLER, M.D.
Class I Director

                      [Signatures Continued On Next Page]

/s/ Christine L. Jennings                           March 26, 2002
-------------------------
CHRISTINE L. JENNINGS
President, Chief Executive
Officer and Class III Director

/s/ Edward S. Levi                                  March 26, 2002
------------------
EDWARD S. LEVI
Class I Director


/s/ Sam D. Norton                                   March 26, 2002
-----------------
SAM D. NORTON
Secretary and Class III Director


/s/ Michael R. Pender, Jr.                          March 26, 2002
--------------------------
MICHAEL R. PENDER, JR.
Treasurer and Class III Director


/s/ A. Dean Pratt                                   March 28, 2002
-----------------
A. DEAN PRATT
Class I Director


/s/ Gilbert J. Wellman                              March 26, 2002
----------------------
GILBERT J. WELLMAN
Chairman of the Board and
Class II Director

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

                                  EXHIBIT INDEX
                                  -------------

        Exhibit No.                 Description of Exhibit
        -----------                 ----------------------


         21.1             -         Subsidiaries of the Registrant.