Form 10QSB
period 2002-03-31
SARASOTA BANCORPORATION INC / FL
filed 2002-05-15
CIK 875707

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
         March 31, 2002                                                 33-41045

                          SARASOTA BANCORPORATION, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)


         Florida                                                 65-0235255
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


                                 (941) 955-2626
                                 --------------
                           (Issuer's telephone number)


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

                     Yes X         No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 Par Value                                559,140
----------------------------                    -----------------------------
            Class                               Outstanding at May 10th, 2002


Transitional Small Business Disclosure Format (Check One):

Yes ____   No  X

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001
                                   (UNAUDITED)




ASSETS                                                     March 31, 2002      December 31, 2001
-------------------------------------------------          --------------       -----------------

Cash and due from banks                                    $    1,809,382              2,313,342
Federal funds sold                                              3,943,621              6,267,245
                                                           --------------       ----------------
 Total cash and  cash equivalents                               5,753,003              8,580,587
Interest-bearing deposit in bank                                  100,000                100,000
Securities available for sale                                  24,970,873             20,659,101
Federal home loan bank stock, at cost                             356,800                302,400
Loans (Net)                                                    97,441,223             94,835,930
Accrued interest receivable                                       662,626                639,510
Repossesed assets                                                  22,700                 36,800
Servicing rights                                                  265,045                318,055
Furniture and equipment,net                                       279,695                265,661
Deferred income taxes                                             448,219                382,905
Other assets                                                       36,305                 34,648
                                                           --------------       ----------------
     TOTAL ASSETS:                                         $  130,336,489            126,155,597
                                                           ==============       ================




LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------


LIABILITIES:

Noninterest-bearing demand deposits                        $   10,884,009             10,855,010
Interest-bearing demand deposits                               24,592,266             23,515,093
Savings deposits                                                1,077,201                856,706
Other time deposits                                            73,814,520             73,059,760
                                                           --------------       ----------------
  Total deposits                                              110,367,996            108,286,569

FHLB advances                                                   3,000,000              3,000,000
Repurchase agreements                                           7,078,160              5,430,659
Income taxes payable                                              236,514                 39,061
Accrued interrest payable                                         195,665                237,666
Other liabilities                                                 145,313                 59,427
                                                           --------------       ----------------
     TOTAL LIABILITIES:                                       121,023,648            117,053,382
                                                           ==============       ================

COMMITMENTS AND CONTINGENCIES                                           -                      -

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 Par Value.  Authorized 1,000,000 shares;
   None Issued or Outstanding                                           -                      -
Common Stock, $.01 Par Value.  Authorized 10,000,000 shares;
     Outstanding 559,140 shares                                     5,591                  5,591
Additional Paid-In Capital                                      5,588,927              5,588,927
Treasury stock, at cost                                                 -                 (3,473)
Retained earnings                                               3,865,980              3,547,617
Accumulated other comprehensive income (loss)                    (147,657)               (36,447)
                                                           --------------       ----------------
     TOTAL STOCKHOLDERS' EQUITY:                                9,312,841              9,102,215
                                                           --------------       ----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:           $  130,336,489            126,155,597
                                                           ==============       ================

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                                                    THREE MONTHS       THREE MONTHS
                                                                       ENDED              ENDED
                                                                      3/31/02            3/31/01
                                                               -----------------    ------------------

INTEREST INCOME:
Loans receivable and fees on loans                                   $ 1,950,831             2,225,249
Investment securities                                                    312,132               270,710
Federal funds sold                                                        30,699                96,944
                                                                     -----------             ---------
     TOTAL INTEREST INCOME                                             2,293,662             2,592,903
                                                                     -----------             ---------
INTEREST EXPENSE:

Deposits                                                                 884,862             1,300,564
Other                                                                     64,901               117,154
                                                                     -----------             ---------
     TOTAL INTEREST EXPENSE                                              949,763             1,417,718
                                                                     -----------             ---------
     NET INTEREST INCOME                                               1,343,899             1,175,185
                                                                     -----------             ---------
Provision for loan losses                                                150,000                47,100
                                                                     -----------             ---------
     NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                                     1,193,899             1,128,085
                                                                     -----------             ---------
Noninterest income:

Service charges on deposit accounts                                       46,936                58,152
Net gain (loss) from sale of repossed assets                                (659)             (174,818)
Other income                                                              33,880                33,025
                                                                     -----------             ---------
     Total noninterest income                                             80,157               (83,641)
                                                                     -----------             ---------

Noninterest Expenses:

Salaries and employee benefits                                           318,702               271,661
Occupancy                                                                106,179                91,093
Data processing                                                           51,359                52,783
Professional Fees                                                         57,179                46,622
Other                                                                    200,774               265,881
                                                                     -----------             ---------
     Total noninterest expenses:                                         734,193               728,040
                                                                     -----------             ---------
     INCOME BEFORE TAXES                                                 539,863               316,404

     PROVISION FOR TAXES                                                 221,500               172,750
                                                                     -----------             ---------
     NET INCOME                                                        $ 318,363               143,654
                                                                     -----------             ---------

NET INCOME PER SHARE OF COMMON STOCK                                        0.57                  0.26
                                                                     -----------             ---------

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                                                      THREE MONTHS                     THREE MONTHS
                                                                          ENDED                           ENDED
                                                                         3/31/02                         3/31/01
                                                                 ------------------------        ------------------------


CASH FLOWS FROM OPERATING ACTIVITY:

NET INCOME                                                            $  318,363                           143,654
ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH FLOWS FROM OPERATIONS:

Depreciation and amortization                                             11,768                            13,307
Provision for Loan Losses                                                150,000                            47,100
Net Change In -
  Accrued interest receivable                                            (23,116)                          (21,098)
  Foreclosed real estate                                                       -                             3,600
  Repossesed assets                                                       14,100                           169,189
  Servicing rights                                                        53,010                                 -
  Other assets                                                            (2,543)                          258,470
  Income taxes payable                                                   197,453                           217,244
 Accrued interest payable and other liabilities                           43,885                           (40,006)
                                                                      ----------                        ----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES:                          762,920                           791,460
                                                                      ----------                        ----------

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities, net                                (4,542,696)                        2,187,108
Purchase of furniture & equipment                                        (24,916)                           (1,329
Increase in Loans, net                                                (2,755,293)                       (2,087,588
                                                                      ----------                        ----------

    NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                             (7,322,905)                           98,191
                                                                      ----------                        ----------
CASH FLOW FROM FINANCING ACTIVITIES:

Net increase in deposits                                               2,081,427                         3,126,135
Proceeds from sale of treasury stock                                       3,473                                 -
Increase in repurchase agreements                                      1,647,501                         2,020,992
                                                                      ----------                        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                             3,732,401                         5,147,127
                                                                      ----------                        ----------
NET INCREASE (DECREASE) IN CASH:                                      (2,827,584)                        6,036,778

CASH AT BEGINNING OF PERIOD:                                           8,580,587                         3,975,123
                                                                      ----------                        ----------
CASH AT END OF PERIOD:                                                 5,753,003                        10,011,901
                                                                      ----------                        ----------
Supplemental Disclosure of Cash Flow Information -
    Cash Paid During The Period For Interest:                         $  991,765                         1,421,391
                                                                      ----------                        ----------
    Cash Paid During The Period For income taxes:                     $   24,047                                 -
                                                                      ==========                        ==========

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                    Notes to Financial Statements (Unaudited)
                                 March 31, 2002

Note 1 - Basis of Presentation

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for Interim Financial Statements and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

Note 2 - Summary of Organization

     Sarasota BanCorporation, Inc., Sarasota, Florida (the "Company"), was incorporated under the laws of the State of Florida on December 28, 1990, for the purpose of becoming a bank holding company with respect to a proposed de
                                                                              --
novo bank, Sarasota Bank (the "Bank"), Sarasota,  Florida. Prior to formation of
----
the Company, the Company's organizers formed a partnership to commence organizing a bank holding company. The partnership was subsequently merged into the Company as of December 30, 1990. As a result, each organizer's capital account in the partnership was exchanged for common stock of the Company and all assets of the partnership were contributed as capital to the Company in consideration of the issuance of its common stock to the organizers. On September 15, 1992, the organizers received approval from the Office of the Comptroller of the State of Florida for the organization of a new state banking association; an approval was also received on May 29, 1992 from the Federal Reserve Board to form a one-bank holding company. On September 15, 1992, the Company acquired 100% of the Bank's capital stock by injecting $4.25 million into the Bank's capital accounts.

Note 3 - Significant Accounting Policies

     The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The following summarizes the more significant of these policies:

     Investment Securities.  As of March 31, 2002, no Investment Securities were
     ---------------------
carried as "Held to Maturity."

     Available for Sale  Securities.  As of March 31, 2002,  the market value of
     ------------------------------
"Available for Sale Securities" was $24,970,873.

     Earnings  Per Share.  Earnings  per share were $.57 for the  quarter  ended
     -------------------
March 31, 2002. The earnings per share for this quarter may not be indicative of projected earnings (losses) for the year ending December 31, 2002.

     Income  Taxes.  The Company  will be subject to taxation  whenever  taxable
     -------------
income is generated. As of March 31, 2002, the provision for income taxes was $221,500.

     Statement of Cash Flows. The presentation of the statement of cash flows is
     -----------------------
condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.

Note 4 - Related Parties

     One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the three months ended March 31, 2002 were $7,156. Another director provides advertising, printing and other miscellaneous services to the Company. The gross billings, which include costs passed through to other companies providing services to the Company, were $14,115 for the three months ended March 31, 2002. Another director provides accounting services for the Company. Fees for these services for the quarter ended March 31, 2002 were $700.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------           -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

     The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.'s (the "Company") financial condition and results of operations reflected in the Company's unaudited financial statements for the first quarter ended March 31, 2002.

Results of Operations

     The Company's net income for the first quarter of 2002 was $318,363 , a 121.6% increase compared to $143,654 for the same period in 2001. Earnings per share were $0.57 in the first quarter of 2002 compared to $.26 per share for the same period in 2001. The increase in net income is primarily attributable to a increase in non-interest income and a decrease in interest expense for the three-month period ended March 31, 2002. Interest on investment securities increased 15.3%, while interest on Federal Funds sold decreased 68.3% for the three-month period ended March 31, 2002. Interest and fees on loans decreased $274,418 or 12.33% for the same period.

     Net interest income after the provision for loan losses for the first quarter of 2002 increased $65,814, or 5.83%, to $1,193,899 from a balance of $1,128,085 for the first quarter of 2002. The increase in net interest income resulted primarily from a decrease in interest expense associated with deposits. The cost of deposits averaged 3.20% for the first quarter of 2002 compared to 5.02% for the first quarter of 2001. The net interest margin for the three months ended March 31, 2002 was 4.16% on average earning assets of $127,325,297. For the same period in 2001, the net interest margin was 3.75% on average earning assets of $119,526,809. The increase in net interest margin reflects a rapid decrease in the higher cost time deposits rates and relatively little change in loan rates.

     Non-interest expense for the first quarter of 2002 increased $6,153, or 0.85%, as compared to the first quarter of 2001. This increase is primarily the result of an increase in costs associated with employee benefits.

     Non-interest income increased $163,798, or 195.8%, during the quarter ended March 31, 2002 as compared to the same period in 2001. The increase in non-interest income is primarily attributable to a decrease in the net losses associated with the sale of repossessed assets.

Financial Condition

     For the three month period ended March 31, 2002, the Company experienced continued asset, loan and deposit growth. Total assets increased 3.31% to $130,336,489 for the three-month period ended March 31, 2002 from $126,155,597 at December 31, 2001. This increase is primarily attributable to loan growth and an increase securities available for sale.

     The allowance for loan loss provision for the first quarter of 2002 was $150,000 compared to $47,100 in the first quarter of 2001. The reserve balance for loan losses as of March 31, 2002 was $1,184,444 as compared to $1,241,692 at December 31, 2001. At March 31, 2002, the allowance for loan losses represented

1.20% of total loans outstanding compared to 1.29% at December 31, 2001. Management considers the allowance to be adequate based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

     Through the first quarter of 2002, there were 36 charged-off loans in the aggregate amount of $230,265 and total recoveries of $23,017, or a net of 0.21% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was $229,000 or 0.23% of total loans outstanding as of March 31, 2002, compared to 0.38% of total loans outstanding as of March 31, 2001. At December 31, 2001, non-performing loans were $551,000 or .57%, of total loans outstanding. The non-performing loans are primarily consumer loans and all of the non-performing loans are fully secured. There were no other loans past due in excess of 90 days as of March 31, 2002.

Capital Adequacy

     Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (tier 1 capital), 8% for total risk-based capital, and at least 3% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company's tier 1 risk-based capital ratio at March 31, 2002 was 9.69%, its total risk-based capital ratio was 10.91%, and its leverage ratio was 7.35%.

Liquidity

     The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 88.3% at March 31, 2002, cash and due from banks of $1,809,382 and federal funds sold of $3,943,621, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

Cautionary Note Regarding Forward-Looking Statements

     The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)      No exhibits have been filed with this report.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2002.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SARASOTA BANCORPORATION, INC


Dated:  May 13, 2002       By: /s/ Christine L. Jennings
                                     Christine L. Jennings
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)




Dated:  May 13, 2002       By: /s/ Susan K. Flynn
                                     Susan K. Flynn
                                     Vice  President  and  Chief Financial
                                     Officer (Principal Financial and Accounting
                                     Officer)