Form 10QSB
period 2002-06-30
SARASOTA BANCORPORATION INC / FL
filed 2002-08-14
CIK 875707

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
         June 30, 2002                                                  33-41045

                          SARASOTA BANCORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Florida                                               65-0235255
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


                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since lastreport)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes _____X________            No ________________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 Par Value                                559,740
            Class                                Outstanding at August 7th, 2002

Transitional Small Business Disclosure Format (Check One):

                  Yes ______________            No _______X________

                          PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2002 and December 31, 2001
                                   (UNAUDITED)




ASSETS                                                                                    June 30, 2002            December 31, 2001
--------------------------------------------                                              -------------            -----------------


Cash and due from banks                                                                    $  3,255,469                   2,313,342
Federal funds sold                                                                            3,883,600                   6,267,245
                                                                                          -------------                 -----------
  Total cash and cash equivalents                                                             7,139,069                   8,580,587
Interest-bearing deposit in bank                                                                      -                     100,000
Securities available for sale                                                                28,960,119                  20,659,101
Federal Home Loan Bank stock, at cost                                                           354,800                     302,400
Loans (Net)                                                                                 105,086,212                  94,835,930
Accrued interest receivable                                                                     702,319                     639,510
Repossesed assets                                                                                 2,000                      36,800
Servicing rights                                                                                212,035                     318,055
Furniture and equipment,net                                                                     282,714                     265,661
Deferred income taxes                                                                           245,351                     382,905
Other assets                                                                                     15,305                      34,648
                                                                                          -------------                 -----------

     TOTAL ASSETS:                                                                         $142,999,924                 126,155,597
                                                                                           ============                 ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------


LIABILITIES:

Noninterest-bearing demand deposits                                                        $ 11,197,658                  10,855,010
Interest-bearing demand deposits                                                             28,144,319                  23,515,093
Savings deposits                                                                                945,182                     856,706
Other time deposits                                                                          79,495,580                  73,059,760
                                                                                          -------------                 -----------
  Total deposits                                                                            119,782,739                 108,286,569

FHLB advances                                                                                 6,000,000                   3,000,000
Repurchase agreements                                                                         6,677,633                   5,430,659
Income taxes payable                                                                             24,000                      39,061
Accrued interest payable                                                                        206,294                     237,666
Other liabilities                                                                               188,455                      59,427
                                                                                          -------------                 -----------

     TOTAL LIABILITIES:                                                                     132,879,121                 117,053,382
                                                                                          -------------                 -----------

COMMITMENTS AND CONTINGENCIES                                                                         -                           -

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 Par Value.  Authorized 1,000,000 shares;
   None Issued or Outstanding                                                                         -                           -
Common Stock, $.01 Par Value.  Authorized 10,000,000 shares;
     Outstanding 559,740 shares                                                                   5,597                       5,591
Additional paid-in capital                                                                    5,598,912                   5,588,927
Treasury stock, at cost                                                                          (9,990)                     (3,473)
Retained earnings                                                                             4,328,517                   3,547,617
Accumulated other comprehensive income (loss)                                                   197,767                     (36,447)
                                                                                          -------------                 -----------

     TOTAL STOCKHOLDERS' EQUITY:                                                             10,120,803                   9,102,215
                                                                                          -------------                 -----------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                                          $ 142,999,924                 126,155,597
                                                                                          =============                 ===========

                          SARASOTA BANCORPORATION, INC.
                                SARASOTA, FLORIDA

                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001 AND
            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

                                                                     THREE MONTHS     THREE MONTHS      SIX MONTHS        SIX MONTHS
                                                                        ENDED            ENDED            ENDED             ENDED
                                                                       6/30/02          6/30/01          6/30/02           6/30/01
                                                                     ----------        ---------        ---------         ---------

INTEREST INCOME:
Loans receivable and fees on loans                                   $2,056,088        2,194,447        4,006,919         4,419,696
Investment securities                                                   373,527          271,065          685,659           541,775
Federal funds sold                                                       14,031           80,165           44,730           177,109
                                                                     ----------        ---------        ---------         ----------

     TOTAL INTEREST INCOME:                                           2,443,646        2,545,677        4,737,308         5,138,580
                                                                     ----------        ---------        ---------         ----------

INTEREST EXPENSE:

Deposits                                                                840,476        1,253,817        1,725,338         2,554,381
Other                                                                    75,060          102,168          139,961           219,322
                                                                     ----------        ---------        ---------         ----------


     TOTAL INTEREST EXPENSE:                                            915,536        1,355,985        1,865,299         2,773,703
                                                                     ----------        ---------        ---------         ----------

     NET INTEREST INCOME:                                             1,528,110        1,189,692        2,872,009         2,364,877

Provision for loan losses                                               133,800          106,750          283,800           153,850
                                                                     ----------        ---------        ---------         ----------

     NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                                     1,394,310        1,082,942        2,588,209         2,211,027

Noninterest income:

Service Charges on Deposit Accounts                                      52,364           75,801           99,300           133,953
Net gain (loss) from sale of repossessed assets                             320           31,565             (339)         (143,253)
Other income                                                             62,395           33,945           96,275            66,970
                                                                     ----------        ---------        ---------         ----------

    Total noninterest income                                            115,079          141,311          195,236            57,670
                                                                     ----------        ---------        ---------         ----------


Noninterest expenses:

Salaries and employee benefits                                          322,322          206,242          641,024           477,903
Occupancy                                                               110,011           92,727          216,190           183,820
Data processing                                                          51,777           40,773          103,136            93,556
Professional Fees                                                        69,760           99,647          126,939           146,269
Other                                                                   208,632          281,461          409,406           547,342
                                                                     ----------        ---------        ---------         ----------

     Total noninterest expenses                                         762,502          720,850        1,496,695         1,448,890
                                                                     ----------        ---------        ---------         ----------

     INCOME BEFORE TAXES                                                746,887          503,403        1,286,750           819,807

     PROVISION FOR TAXES                                                284,350          173,561          505,850           346,311
                                                                     ----------        ---------        ---------         ----------

     NET INCOME                                                      $  462,537          329,842          780,900           473,496
                                                                     ==========        =========        =========         ==========


NET INCOME PER SHARE OF COMMON STOCK                                 $     0.83             0.59             1.40              0.85
                                                                     ==========        =========        =========         ==========


                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                                                 SIX                        SIX
                                                                                                MONTHS                     MONTHS
                                                                                                 ENDED                      ENDED
                                                                                                6/30/02                    6/30/01
                                                                                              ------------                ----------

CASH FLOWS FROM OPERATING ACTIVITY:
NET INCOME                                                                                    $    780,900                  473,496
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     NET CASH FLOWS FROM OPERATIONS:

Depreciation and amortization                                                                       24,019                   26,613
Amortization of servicing rights                                                                   106,020                        -
Provision for Loan Losses                                                                          283,800                  153,850
Net change in -
     Accrued Interest Receivable                                                                   (62,809)                 (10,048)
     Foreclosed real estate                                                                              -                    7,200
     Repossessed assets                                                                             34,800                  250,162
     Other assets                                                                                   19,343                  258,342
     Income taxes payable                                                                          (15,061)                 138,299
     Accrued Interest payable and other liabilities                                                 97,656                  (76,610)
                                                                                              ------------                ---------

     NET CASH PROVIDED BY OPERATING ACTIVITIES:                                                  1,268,668                1,221,304
                                                                                              ------------                ---------

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities, net                                                          (7,929,250)                 693,884
Purchase of FHLB stock                                                                             (52,400)                       -
Proceeds from maturity of interest-bearing deposit in bank                                         100,000                        -
Net increase in loans                                                                          (10,534,082)              (2,937,258)
Purchase of furniture and equipment                                                                (41,072)                       -
                                                                                              ------------                ---------

     NET CASH USED IN INVESTING ACTIVITIES:                                                    (18,456,804)              (2,243,374)
                                                                                              ------------                ---------

CASH FLOW FROM FINANCING ACTIVITIES:

Net increase in deposits                                                                        11,496,170                2,876,171
Net increase in repurchase agreements                                                            1,246,974                2,063,587
Net increase in FHLB advances                                                                    3,000,000                        -
Proceeds from sale of common stock                                                                   9,991                        -
Purchase of treasury stock                                                                          (9,990)                       -
Proceeds from sale of treasury stock                                                                 3,473                    4,307
                                                                                              ------------                ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                                                      15,746,618                4,944,065
                                                                                              ------------                ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         (1,441,518)               3,921,995

CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                                                      8,580,587                3,975,123
                                                                                              ------------                ---------

CASH AND CASH EQUIVALENTS END OF YEAR                                                         $  7,139,069                7,897,118
                                                                                              ============                =========

Supplemental Disclosure of Cash Flow Information -
     Interest paid                                                                            $  1,896,669                2,797,496
                                                                                              ============                =========

     Income taxes paid                                                                        $    520,911                  208,012
                                                                                              ============                =========

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                    Notes to Financial Statements (Unaudited)
                                  June 30, 2002

Note 1 - Basis of Presentation

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for Interim Financial Statements and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

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

     Investment  Securities.  As of June 30, 2002, no Investment Securities were
     ----------------------
carried as "Held to Maturity."

     Available  for Sale  Securities.  As of June 30, 2002,  the market value of
     -------------------------------
"Available for Sale Securities" was $28,960,119.

     Earnings  Per Share.  Earnings  per share were $0.83 for the quarter  ended
     -------------------
June 30, 2002. The earnings per share for this quarter may not be indicative of projected earnings (losses) for the year ending December 31, 2002.

     Income  Taxes.  The Company  will be subject to taxation  whenever  taxable
     -------------
income is generated. As of June 30, 2002, the provision for income taxes was $505,850.

     Statement of Cash Flows. The presentation of the statement of cash flows is
     -----------------------
condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.

         Note 4 - Related Parties

     One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the six months ended June 30, 2002 were $11,376. Another director provides advertising, printing and other miscellaneous services to the Company. The gross billings, which include costs passed through to other companies providing services to the Company, were $33,801 for the six months ended June 30, 2002. Another director provides accounting services for the Company. Fees for these services for the quarter ended June 30, 2002 were $1,550.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------           -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

     The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.'s (the "Company") financial condition and results of operations reflected in the Company's unaudited financial statements for the three and six months ended June 30, 2002.

Results of Operations

     The Company's net income for the second quarter of 2002 was $462,500, a 40.24% increase compared to $329,800 for the same period in 2001. The Company's net income for the six-month period ended June 30, 2002 was $780,900, a 64.92% increase compared to same period in 2001. Earnings per share were $0.83 and $1.40 for the second quarter of 2002 and six-month period ended June 30, 2002, respectively compared to $0.59 and $0.85 for the comparable periods in 2001. The increase in net income and earnings per share is primarily attributable to a decrease in interest expense for the three and six-month periods ended June 30, 2002.

     Interest on investment securities increased 37.80% and 26.56%, while interest on Federal Funds sold decreased 82.50% and 74.74% for the three and six-month periods ended June 30, 2002, respectively. The decrease in interest on Federal Funds sold is primarily attributable to a continued decrease in the interest rate environment. Interest and fees on loans decreased $138,400, or 6.30%, and $412,800, or 9.34%, for three and six-month periods ended June 30, 2002.

     Net interest income after the provision for loan losses for the second quarter of 2002 increased $311,400, or 28.76%, to $1,394,300 from $1,082,900 for the second quarter of 2001. Net interest income after the provision for loan losses for the six months ended June 30, 2002 increased $377,200, or 17.06%, to $2,588,200 from $2,211,000 for the same period in 2001. The increase in net interest income resulted primarily from a decrease in interest expense associated with deposits. The cost of deposits averaged 3.05% for the second quarter of 2002 compared to 4.74% for the second quarter of 2001. The net interest margin for the three months and six months ended June 30, 2002 was 4.44% and 4.31% on average earning assets of $134,305,800 and $130,389,200. For the same periods in 2001, the net interest margin was 3.76% and 3.75% on average earning assets of $119,526,800 and $120,530,200, respectively. The increase in net interest margin reflects a rapid decrease in the higher cost time deposits rates and relatively slower change in loan rates.

     Non-interest expense for the second quarter of 2002 increased $41,650, or 5.78%, as compared to the second quarter of 2001. Non-interest expense for the six-month period ended June 30, 2002 increased $47,800, or 3.30% as compared to the same period in 2001. The increase in non-interest expense is primarily the result of an increase in costs associated with employee salaries and benefits.

     Non-interest income decreased $26,200, or 18.56%, during the second quarter ended June 30, 2002 as compared to the same period in 2001. For the six-month period ended June 30, 2002, non-interest income increased $137,600, or 238.54% to $195,200 compared to $57,700 for the same period in 2001. The increase in non-interest income for the six-month period ended June 30, 2002 is primarily attributable to a decrease in the net losses associated with the sale of repossessed assets.

Financial Condition

     For the six-month period ended June 30, 2002, the Company experienced continued asset, loan and deposit growth. Total assets increased 13.35% to $142,999,900 at June 30, 2002 from $126,155,600 at December 31, 2001. This increase is primarily attributable to loan growth and an increase in securities available-for-sale.

     The allowance for loan loss provision for the second quarter of 2002 was $133,800 compared to $106,750 in the second quarter of 2001. The reserve balance for loan losses as of June 30, 2002 was $1,208,300 as compared to $1,241,700 at December 31, 2001. At June 30, 2002, the allowance for loan losses represented 1.14% of total loans outstanding compared to 1.29% at December 31, 2001. Management considers the allowance to be adequate based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

     Through the second quarter of 2002, there were 50 charged-off loans in the aggregate amount of $352,800 and total recoveries of $35,600, or a net of 0.30% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was $148,000 or 0.14% of total loans outstanding as of June 30, 2002, compared to .55% of total loans outstanding as of the same period in 2001. At December 31, 2001, non-performing loans were $551,000 or .57%, of total loans outstanding. The Bank also has one relationship which was recently placed on non-accrual status. This relationship consists of five loans and amounted to $1,083,300 as of June 30, 2002. The Bank has entered into a workout agreement with regard to this relationship in an effort to assist the borrower in restructuring certain financial-related operations of the borrower's business. The anticipated workout period for this relationship is three years. There were no other loans past due in excess of 90 days as of June 30, 2002.

Capital Adequacy

     Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (tier 1 capital), 8% for total risk-based capital, and at least 3% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company's tier 1 risk-based capital ratio at June 30, 2002 was 8.42%, its total risk-based capital ratio was 9.43%, and its leverage ratio was 7.45%.

Liquidity

     The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 87.73% at June 30, 2002, cash and due from banks of $3,255,500 and federal funds sold of $3,883,600, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.



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

                           PART II. OTHER INFORMATION

Item 2.           Changes in Securities
-------           ---------------------

On June 19, 2002 the Company issued 600 shares of its common stock to A. Dean Pratt, a director of the Company, in connection with Mr. Pratt's partial exercise of a common stock warrant. Mr. Pratt paid the Company $9,900 cash consideration for the exercise of the warrant. The issuance of these securities was made in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. Mr. Pratt has a pre-existing relationship with the Company and the offer and sale was made without any public solicitation. No underwriter was involved in the transaction and no commissions were paid.


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------           ---------------------------------------------------

     The 2002 Annual Meeting of Shareholders of the Company was held on April 16, 2002. At the meeting the following persons were elected as Class I directors to serve for a term of three years and until their successors are elected and qualified: James W. Demler, M.D., Edward S. Levi and A. Dean Pratt.

     The results of voting with respect to the election of the Class I directors were as follows:

                                                        Votes            Votes
                                                         FOR           WITHHELD
                                                       -------         --------
         James W. Demler, M.D.                         403,393          1,300
         Edward S. Levi                                402,893          1,800
         A. Dean Pratt                                 403,393          1,300

     The following persons did not stand for reelection to the Board at the 2002 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Susan M. Baker, Kenneth H. Barr, Timothy J. Clarke, Christine L. Jennings, Sam D. Norton, Michael R. Pender, Jr., and Gilbert J. Wellman.

     No other matters were presented or voted for at the Annual Meeting.

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

         (a)      The following exhibit is filed with this report.

                  Exhibit 99.1. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SARASOTA BANCORPORATION, INC


Dated:   August 8th, 2002      By: /s/ Christine L. Jennings
                               -----------------------------
                                         Christine L. Jennings
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)




Dated:   August 8th, 2002      By: /s/ Susan K. Flynn
                               -----------------------------
                                         Susan K. Flynn
                                         Vice  President  and  Chief  Financial
                                         Officer  (Principal  Financial  and
                                         Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

   99.1           Certification  Pursuant to Section  906 of the  Sarbanes-Oxley
                  Act of 2002