Form 10-Q
period 2002-09-30
SARASOTA BANCORPORATION INC / FL
filed 2002-11-14
CIK 875707

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
                Quarterly Report Pursuant to Section 13 Or 15(D)
                     of the Securities Exchange Act of 1934


For Quarterly Period Ended                               Commission File Number:
   September 30, 2002                                           33-41045

                         SARASOTA BANCORPORATION, INC.
                         -----------------------------
        (Exact name of small business issuer as specified in its charter)


         Florida                                                 65-0235255
-------------------------------------                       -------------------
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

Yes               x                                  No
         -----------------                                   -------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 Par Value                              589,000
----------------------------                ------------------------------------
        Class                                Outstanding at November 12th, 2002

Transitional Small Business Disclosure Format (Check One):

Yes                   No    X
    ----------------     -------------------

REFER TO NOTES TO THE FINANCIAL STATEMENTS
                          PART I. FINANCIAL INFORMATION
Item 1.                    FINANCIAL STATEMENTS.

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001
                                   (UNAUDITED)

ASSETS                                                                             September 30, 2002              December 31, 2001
------                                                                           -----------------------           -----------------
Cash and due from banks                                                                    $   3,649,301                  2,313,342
Federal funds sold                                                                             9,518,304                  6,267,245
                                                                                           -------------              -------------
Cash and cash equivalents                                                                     13,167,605                  8,580,587
Interest-bearing deposits in bank                                                                      -                    100,000
Securities available for sale                                                                 30,603,023                 20,659,101
Federal Home Loan Bank stock, at cost                                                            354,800                    302,400
Loans (Net)                                                                                  108,627,049                 94,835,930
Accrued interest receivable                                                                      645,207                    639,510
Repossesed assets                                                                                  3,500                     36,800
Servicing rights                                                                                 159,025                    318,055
Furniture and equipment, net                                                                     275,584                    265,661
Deferred income taxes                                                                            105,550                    382,905
Other assets                                                                                      39,389                     34,648
                                                                                           -------------              -------------

     TOTAL ASSETS:                                                                         $ 153,980,732              $ 126,155,597
                                                                                           =============              =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Noninterest-bearing demand deposits                                                        $  12,233,998                 10,855,010
Interest-bearing demand deposits                                                              28,082,457                 23,515,093
Savings deposits                                                                                 846,594                    856,706
Other time deposits                                                                           87,376,134                 73,059,760
                                                                                           -------------              -------------
  Total deposits                                                                             128,539,183                108,286,569

FHLB advances                                                                                  7,000,000                  3,000,000
Repurchase agreements                                                                          6,622,344                  5,430,659
Income taxes payable                                                                              55,000                     39,061
Accrued interrest payable                                                                        148,263                    237,666
Other liabilities                                                                                242,414                     59,427
                                                                                           -------------              -------------

     TOTAL LIABILITIES:                                                                      142,607,204                117,053,382

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 par value.  authorized
1,000,000 shares;
   none issued or outstanding                                                                          -                          -
Common stock, $.01 par value.  authorized 10,000,000
shares;
     outstanding 589,000 shares                                                                    5,890                      5,591
Additional paid-in capital                                                                     6,150,463                  5,588,927
Treasury stock, at cost                                                                           (9,990)                    (3,473)
Retained earnings                                                                              4,791,357                  3,547,617
Accumulated other comprehensive income (loss)                                                    435,808                    (36,447)
                                                                                           -------------              -------------

TOTAL STOCKHOLDERS' EQUITY:                                                                   11,373,528                  9,102,215
                                                                                           -------------              -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                                                $ 153,980,732              $ 126,155,597
                                                                                           =============              =============

REFER TO NOTES TO THE FINANCIAL STATEMENTS

                          SARASOTA BANCORPORATION, INC.
                                SARASOTA, FLORIDA
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                          THREE MONTHS        THREE MONTHS         NINE MONTHS          NINE MONTHS
                                                              ENDED              ENDED                 ENDED               ENDED
                                                            9/30/2002           9/30/2001            9/30/2002            9/30/2001
                                                            ---------           ---------            ---------            ---------
INTEREST INCOME:
Loans receivable and fees on loans                         $ 2,068,485           2,144,173            6,075,404           6,563,869
Investment securities                                          369,733             274,394            1,055,392             816,169
Federal funds sold                                              21,952              60,578               66,682             237,687
                                                           -----------         -----------          -----------         -----------

TOTAL INTEREST INCOME:                                       2,460,170           2,479,145            7,197,478           7,617,725

INTEREST EXPENSE:

Deposits                                                       858,929           1,231,805            2,584,267           3,786,186
Other                                                           51,378              96,789              191,339             316,111
                                                           -----------         -----------          -----------         -----------

TOTAL INTEREST EXPENSE:                                        910,307           1,328,594            2,775,606           4,102,297
                                                           -----------         -----------          -----------         -----------

NET INTEREST INCOME:                                         1,549,863           1,150,551            4,421,872           3,515,428

Provision for loan losses                                      169,000             710,000              452,800             863,850
                                                           -----------         -----------          -----------         -----------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                    1,380,863             440,551            3,969,072           2,651,578

Noninterest income:

Service Charges on Deposit
Accounts                                                        51,334              67,506              150,634             201,459
Net gain (loss) from sale of
repossed assets                                                  3,000             (12,660)               2,661            (155,913)
Other income                                                    29,148              62,249              125,423             129,219
                                                           -----------         -----------          -----------         -----------

Total noninterest income                                        83,482             117,095              278,718             174,765

Noninterest expenses:

Salaries and employee
benefits                                                       311,498             241,773              952,522             719,676
Occupancy                                                      108,166              94,524              324,356             278,344
Data processing                                                 52,120              46,605              155,256             140,161
Professional Fees                                               56,243             161,656              183,182             307,925
Other                                                          182,478             218,502              591,884             765,844
                                                           -----------         -----------          -----------         -----------

     Total noninterest
     expenses                                                  710,505             763,060            2,207,200           2,211,950
                                                           -----------         -----------          -----------         -----------

     INCOME (LOSS) BEFORE TAXES                                753,840            (205,414)           2,040,590             614,393

     PROVISION FOR TAXES                                       291,000             (82,000)             796,850             264,311
                                                           -----------         -----------          -----------         -----------

     NET INCOME (LOSS)                                     $   462,840         $  (123,414)         $ 1,243,740         $   350,082
                                                           ===========         ===========          ===========         ===========
     INCOME (LOSS) PER SHARE OF
     COMMON STOCK                                          $      0.79         $     (0.22)         $      2.11         $      0.63
                                                           ===========         ===========          ===========         ===========

REFER TO NOTES TO THE FINANCIAL STATEMENTS

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                                             9/30/2002                   9/30/2001
                                                                                             ---------                   ---------

CASH FLOWS FROM OPERATING ACTIVITY:
NET INCOME                                                                                   $  1,243,740                   350,082
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH FLOWS FROM OPERATIONS:

Depreciation and amortization                                                                      37,342                    39,921
Amortization of servicing rights                                                                  159,030                         -
Provision for loan losses                                                                         452,800                   863,850
Net change in -                                                                                         -
  Accrued interest receivable                                                                      (5,697)                   37,356
  Foreclosed real estate                                                                                -                    10,800
  Repossessed assets                                                                               33,300                   302,906
  Other assets                                                                                     (4,741)                  252,691
  Income taxes payable                                                                             15,939                    26,600
  Accrued interest payable and other liabilities                                                   93,584                    (8,029)
                                                                                             ------------              ------------

   NET CASH PROVIDED BY OPERATING ACTIVITIES:                                                   2,025,297                 1,876,177
                                                                                             ------------              ------------

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities, Net                                                         (9,294,312)               (6,443,250)
Purchase of FHLB stock                                                                            (52,400)                        -
Proceeds from maturity of interest-bearing deposit
in bank                                                                                           100,000                         -
Net increase in loans                                                                         (14,243,919)               (4,218,026)
Purchase of furniture and equipment                                                               (47,265)                   (1,598)
                                                                                             ------------              ------------

NET CASH USED IN INVESTING ACTIVITIES:                                                        (23,537,896)              (10,662,874)
                                                                                             ------------              ------------

CASH FLOW FROM FINANCING ACTIVITIES:

Net increase in deposits                                                                       20,252,614                 6,819,876
Net increase in repurchase agreements                                                           1,191,685                 2,267,077
Net increase in FHLB advances                                                                   4,000,000                         -
Proceeds from sale of common stock                                                                561,835                         -
Purchase of treasury stock                                                                         (9,990)                        -
Proceeds from sale of treasury stock                                                                3,473                     4,307
                                                                                             ------------              ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                                                     25,999,617                 9,091,260
                                                                                             ------------              ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         4,487,018                   304,563

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                                   8,680,587                 3,975,123
                                                                                             ------------              ------------

CASH AND CASH EQUIVALENT END OF PERIOD                                                       $ 13,167,605              $  4,279,686
                                                                                             ============              ============

Supplemental Disclosure of Cash Flow Information -
     Interest paid                                                                           $  2,865,009              $  4,104,504
                                                                                             ============              ============
       Income taxes paid                                                                     $    756,869              $    208,012
                                                                                             ============              ============

REFER TO NOTES TO THE FINANCIAL STATEMENTS

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                    Notes to Financial Statements (Unaudited)
                               September 30, 2002

Note 1 - Basis of Presentation

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for Interim Financial Statements and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

     Investment  Securities.  As of September 30, 2002, no Investment Securities
     ----------------------
were carried as "Held to Maturity."

     Available for Sale  Securities.  As of September 30, 2002, the market value
     ------------------------------
of "Available for Sale Securities" was $30,603,023.

     Earnings  Per Share.  Earnings  per share were $0.79 for the quarter  ended
     -------------------
September 30, 2002 and may not be indicative of projected earnings (losses) for the year ending December 31, 2002.

     Income  Taxes.  The Company  will be subject to taxation  whenever  taxable
     -------------
income is generated. As of September 30, 2002, the provision for income taxes was $796,850.

     Statement of Cash Flows. The presentation of the statement of cash flows is
     -----------------------
condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.

Note 4 - Related Parties

     One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the nine months ended September 30, 2002 were $17,156. Another director of the Company provides advertising, printing and other miscellaneous services to the Company. The gross billings, which include costs passed through to other companies providing services to the Company, were $55,295 for the nine months ended September 30, 2002. Another director provides accounting services for the Company. Fees for these services for the nine months ended September 30, 2002 were $2,350.

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------  ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

         The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.'s (the "Company") financial condition and results of operations as reflected in the Company's unaudited financial statements for the three and nine months ended September 30, 2002.

Results of Operations

     The Company's net income for the third quarter of 2002 was $462,840, a 475.03% increase as compared to a net loss of ($123,414) for the same period in 2001. Earnings per share increased from ($0.22) to $0.79 per share for the third quarter of 2002 as compared to the same period in 2001. The increase in net income for the third quarter of 2002 is primarily attributable to a decrease in the provision for loan losses and decreased interest paid on deposit accounts.

     The Company's net income for the nine months ended September 30, 2002 was $1,243,740 compared to $350,082 for the same period in 2001, an increase of $893,658 or 255.27%. Earnings per share increased $1.48 from $0.63 to $2.11 per share for the nine-month period ended September 30, 2002 as compared to the same period in 2001. The increase in net income for the nine months ended September 30, 2002 was primarily attributable to a $1,326,691 or a 32.34% decrease in total interest expense. The increase in net income was also attributable to a $411,050 or a 47.58% decrease in the provision for loan losses for the nine-month period ended September 30, 2002 as compared to the same period in 2001.

     Interest and fees on loans decreased $488,465 or, 7.44%, for the nine-month period ended September 30, 2002. Interest on investment securities increased by $239,223, or 29.31% while interest on Federal Funds sold decreased by $171,005, or 71.95%, for the nine-month period ended September 30, 2002.

     Net interest income after provision for loan losses for the third quarter of 2002 increased $940,312 or 213.44%, to $1,380,863 from $440,551 for the third quarter of 2002. The increase in net interest income resulted primarily from decreased expenses for the provision for loan losses and decreased interest paid on deposit accounts.

     The net interest margin for the third quarter ended September 30, 2001 was 3.57% on average earning assets of $123,747,500 for the period stated. For the same period in 2002, the net interest margin was 4.23%, on average earning assets of $143,410,400. The increase in net interest margin is reflective of the Bank's decision to purchase brokered deposits at rates less than the current market rate and to allow higher priced interest bearing liability accounts to rollover at lower interest rates.

     Net interest income after the provision for loan losses for the nine-month period ended September 30, 2002 increased $1,317,494 or 49.69%, to $3,969,072 from $2,651,578 for the comparable period in 2001. The increase in net interest income resulted primarily from a decrease in the interest paid on deposits. The net interest margin for the nine months ended September 30, 2002 was 4.28% on average earning assets of $134,777,300 for the period stated. For the same period in 2001, the net interest margin was 3.69%, on average earning assets of $121,605,043. The increase in net interest margin is reflective of a rapid decrease in the higher cost time deposit rates and a relatively slower change in loan rates.

     Non-interest expense for the third quarter of 2002 decreased $52,555 or 6.89%, as compared to the third quarter of 2001. Non-interest expense for the nine-month period ended September 30, 2002 decreased $4,750 or 0.21%, as compared to the same period in 2001. These decreases are primarily the result of decreased professional service fees.

     Non-interest income decreased $33,613, or 28.71%, during the third quarter ended September 30, 2002 as compared to the same period in 2001. This decrease is primarily attributable to a decrease in other income associated with the termination of a sublease on a portion of the Bank's premises. For the nine-month period ended September 30, 2002, non-interest income increased $103,953 or 59.48% to $278,718 compared to $174,765 for the same period in 2001.
The increase for the nine-month period ended September 30, 2002 is primarily attributable to the decrease in losses associated with the sale of repossessed assets.

Financial Condition

         For the nine-month period ended September 30, 2002, the Company experienced continued asset, loan and deposit growth. Total assets increased 22.06% to $153,980,732 at September 30, 2002 from $126,155,597 at December 31,
2001. This increase is primarily attributable to loan growth and an increase in securities available-for-sale.

     The allowance for loan loss provision for the third quarter of 2002 was $169,000 compared to $710,000 in the third quarter of 2001. The reserve balance for loan losses as of September 30, 2002 was $1,355,422 as compared to $1,217,166 at December 31, 2001. At September 30, 2002, the allowance for loan losses represented 1.23% of total loans outstanding compared to 1.26% at December 31, 2001. Although management considers the allowance to be adequate at September 30, 2002, management expects to increase the allowance throughout the remainder of fiscal 2002 based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank's internal loan rating system. The provision for loan losses is based upon management's continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank's internal rating system and other factors deemed relevant by management.

     Through the third quarter of 2002, there were 72 charged-off loans in the aggregate amount of $397,283 and total recoveries of $58,213 or a net of 0.30% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was $1,127,000, or 1.02%, as of September 30, 2002 compared to 0.85% for the same period in 2001. As of December 31, 2001, non-performing loans were $824,000, or 0.85%, of total loans outstanding. The Bank also has one relationship which has been placed on non-accrual status. This relationship consists of five loans and amounted to $1,032,000 as of September 30, 2002. The Bank has entered into a workout agreement with regard to this relationship in an effort to assist the borrower in restructuring certain financial-related operations of the borrower's business. The anticipated workout period for this relationship is three years. There were no other loans past due in excess of 90 days as of September 30, 2002.

Capital Adequacy

     Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (Tier 1), 8% for total risk-based capital, and at least 3% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company's Tier 1 risk-based capital ratio at September 30, 2002 was 9.79%, its total risk-based capital ratio was 11.01%, and its leverage ratio was 7.54%.

Liquidity

     The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 84.49% at September 30, 2002, cash and due from banks of $3,649,301 and federal funds sold of $9,518,304, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

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

Item 3. CONTROLS AND PROCEDURES.
------  -----------------------

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiary required to be included in the Company's Securities and Exchange Commission's filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date management carried out this evaluation.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds
------  -----------------------------------------

     On September 15, 2002, the Company issued an aggregate of 29,860 shares to two directors and one former director of the Company in connection with their exercise of stock purchase warrants, received in connection with the founding of the Bank at an exercise price of $18.86 per share.

     The issuances of the securities described above were made in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, transactions by an issuer not involving a public offering. Each of the purchasers has a pre-existing relationship with the Company and the offers and sales were made without any public solicitation. No underwriter was involved in the transaction and no commissions were paid.

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

     (a)  Exhibits.
          --------

          Exhibit 99.1. Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.  No  reports  on Form 8-K were  filed  during the
          -------------------
          quarter ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SARASOTA BANCORPORATION, INC


Dated:   November 12, 2002       By: /s/ Christine L. Jennings
                                     ------------------------------------------
                                     Christine L. Jennings
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Dated:  November 12, 2002        By: /s/ Susan K. Flynn
                                     ------------------------------------------
                                     Susan K. Flynn
                                     Sr. Vice President and Chief Financial
                                     Officer (Principal Financial and Accounting
                                     Officer)

                                 CERTIFICATIONS

I, Christine L. Jennings, certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  Sarasota
     BanCorporation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                          /s/ Christine L. Jennings
                                          -------------------------------------
                                          Christine L. Jennings
                                          President & Chief Executive Officer

                                 CERTIFICATIONS
I, Susan K. Flynn, certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  Sarasota
     BanCorporation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                          /s/ Susan K Flynn
                                          -------------------------------------
                                          Susan K. Flynn
                                          Sr. Vice President & Chief
                                          Financial Officer

                                  EXHIBIT INDEX

Exhibit No.     Description of Exhibit
-----------     ----------------------
99.1            Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002