Form 10KSB
period 2002-12-31
SARASOTA BANCORPORATION INC / FL
filed 2003-03-31
CIK 875707

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(Mark One)
  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended               December 31, 2002
                                   ---------------------------------------------

                                       OR

  [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    --------------

                         Commission file number 33-41045
                                                --------

                          SARASOTA BANCORPORATION, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Florida                                              65-0235255
 --------------------------------                            -------------------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

 Two North Tamiami Trail, Suite 100, Sarasota, Florida               34236
----------------------------------------------------------     -----------------
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
           None                                          None

Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                 --------------
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

     Issuer's revenues for its most recent fiscal year:        $10,087,704
                                                         -----------------------

     Aggregate market value of the common stock of the issuer held by non-affiliates as of March 15, 2003:

                                  * $7,037,091
                                  ------------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 589,000 common shares as of

                                 March 15, 2003
                                 --------------

     Transitional Small Business Disclosure Format (check one):
                  Yes      No  X
                      ---     ---

* As of such date, no organized trading market existed for the Common Stock of the Registrant. The aggregate market value was computed by reference to the book value of the Common Stock of the Registrant at December 31, 2002. For the purpose of this response, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2003 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


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

     The Bank commenced operations on September 15, 1992 in an office suite on the ground floor of One Sarasota Tower, a twelve story building located at the intersection of U.S. Highway 41 (Tamiami Trail) and Gulfstream Avenue in downtown Sarasota, Florida.

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

Market Area and Competition

     The primary service area ("PSA") for the Bank encompasses approximately fifteen square miles in and around Sarasota, Florida, and includes Bird Key, St. Armand and Lido Key, which lie just off the coast of the City of Sarasota. In addition, the Bank services customers outside the Bank's PSA, but within other parts of Sarasota County. Competition among financial institutions in this area is intense. There are 130 banking offices and 20 offices of savings and loan associations within the PSA of the Bank. Most of these offices are branches of or are affiliated with major bank holding companies.

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

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential


     The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2002 and 2001. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                           AVERAGE CONSOLIDATED ASSETS

                                                 Year Ended               Year Ended
                                              December 31, 2002        December 31, 2001
                                              -----------------        -----------------
Cash and due from banks ................        $  2,736,257            $  2,576,254
Taxable securities .....................          25,481,639              16,138,861
Tax-exempt securities ..................           1,712,024               2,062,767
Federal funds sold .....................           5,776,486               6,681,579
Net loans ..............................         103,344,059              94,686,092
                                                ------------            ------------
     Total earning assets ..............         139,050,465             122,145,553
Other assets ...........................           1,404,869               2,028,100
                                                ------------            ------------
     Total assets ......................        $140,455,334            $124,173,653
                                                ============            ============

            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       Year Ended            Year Ended
                                                    December 31, 2002     December 31, 2001
                                                    -----------------     -----------------
Non interest-bearing deposits ....................   $ 11,997,509           $ 10,571,976
NOW and money market deposits ....................     25,781,768             26,088,417
Savings deposits .................................        946,237                780,387
Time deposits ....................................     78,888,706             68,138,500
Repurchase agreements ............................      6,717,450              6,305,571
Other liabilities ................................      5,858,644              3,479,711
                                                     ------------           ------------
     Total liabilities ...........................    130,190,314            115,364,562
Stockholders' equity .............................     10,265,020              8,809,091
                                                     ------------           ------------
     Total liabilities and stockholders' equity ..   $140,455,334           $124,173,653
                                                     ============           ============

     The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                                                                           Year Ended December 31, 2002
                                                                                           ----------------------------
                                                                                Average               Interest           Average
                         Assets                                                 Amount                 Earned             Yield
                         ------                                                 ------                 ------             -----
Taxable securities .............................................            $ 25,481,639            $  1,302,842           5.11%
Tax-exempt securities ..........................................               1,712,024                 130,043           7.60%
                                                                            ------------            ------------           ----
     Total securities ..........................................              27,193,663               1,432,885           5.27%
Federal funds sold .............................................               5,776,486                  92,241           1.60%
Net loans (before allowance) ...................................             103,344,059               8,213,019(1)        7.95%
                                                                            ------------            ------------           ----
     Total earning assets ......................................            $136,314,208            $  9,738,145           7.14%
                                                                            ============            ============           ====
                      Liabilities
NOW and money market deposits ..................................            $ 25,781,768            $    481,335           1.87%
Savings deposits ...............................................                 946,237                   9,213           0.97%
Time deposits ..................................................              78,888,706               2,933,507           3.72%
Repurchase agreements ..........................................               6,717,450                 143,620           2.14%
Other interest-bearing liabilities .............................               5,464,616                  79,951           1.46%
                                                                            ------------            ------------           ----
     Total interest-bearing liabilities ........................            $117,798,777            $  3,647,626           3.10%
                                                                            ============            ============           ====

Net yield on earning assets..........................                                                                      4.47%
                                                                                                                           ====

----------------------------
(1) Interest earned on net loans includes $344,676 in loan fees less loan service fees of $17,123 for 2002.

                                                                                             Year Ended December 31, 2001
                                                                                             ----------------------------
                                                                                Average               Interest           Average
                         Assets                                                 Amount                 Earned             Yield
                         ------                                                 ------                 ------             -----
Taxable securities .............................................            $ 16,138,861            $    998,561          6.19%
Tax-exempt securities ..........................................               2,062,767                 164,775          7.99%
                                                                            ------------            ------------          ----
     Total securities ..........................................              18,201,628               1,163,336          6.39%
Federal funds sold .............................................               6,681,579                 266,442          3.99%
Net loans (before allowance) ...................................              94,686,092               8,215,340(1)       8.68%
                                                                            ------------            ------------          ----
     Total earning assets ......................................            $119,659,299            $  9,645,118          8.06%
                                                                            ============            ============          ====
                      Liabilities
NOW and money market deposits ..................................            $ 26,088,417            $    803,962          3.08%
Savings deposits ...............................................                 780,387                   9,049          1.16%
Time deposits ..................................................              68,138,500               4,064,077          5.96%
Repurchase agreements ..........................................               6,305,571                 203,894          3.23%
Other interest-bearing liabilities .............................               3,000,000                 185,010          6.17%
                                                                            ------------            ------------          ----
     Total interest-bearing liabilities ........................             104,312,875               5,265,992          5.04%
                                                                            ============            ============          ====

Net yield on earning assets..........................                                                                     3.66%
                                                                                                                          ====

----------------------------
(1) Interest earned on net loans includes $295,044 in loan fees less loan service fees of $389,021 for 2001.

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

                                                                                         Year Ended December 31, 2002
                                                                                                Compared with
                                                                                         Year Ended December 31, 2001
                                                                                         ----------------------------
                                                                           Increase (decrease) due to:
                                                                           Volume                   Rate                    Total
                                                                           ------                   ----                    -----
Interest earned on:
     Taxable securities ....................................            $   434,669             $  (130,388)            $   304,281
     Tax-exempt securities .................................                (26,950)                 (7,782)                (34,732)
     Federal funds sold ....................................                (32,104)               (142,097)               (174,201)
     Net loans .............................................                (28,673)                 26,352                  (2,321)
                                                                        -----------             -----------             -----------
Total interest income ......................................                346,941                (253,914)                 93,027
                                                                        -----------             -----------             -----------
Interest paid on:
     NOW and money market deposits .........................            $    (9,342)            $  (313,285)            $  (322,627)
     Savings deposits ......................................                    668                    (504)                    164
     Time deposits .........................................                813,935              (1,944,505)             (1,130,570)
     Repurchase agreements .................................                 14,396                 (74,670)                (60,274)
     Other interest bearing liabilities ....................             (1,468,446)              1,363,386                (105,060)
                                                                        -----------             -----------             -----------
Total interest expense .....................................               (648,789)               (969,578)             (1,618,367)
                                                                        -----------             -----------             -----------
Change in net interest income ..............................            $   995,730             $   715,664             $ 1,711,394
                                                                        ===========             ===========             ===========

                                                                                        Year Ended December 31, 2001
                                                                                               Compared with
                                                                                        Year Ended December 31, 2000
                                                                                        ----------------------------
                                                                           Increase (decrease) due to:
                                                                           Volume                   Rate                    Total
                                                                           ------                   ----                    -----
Interest earned on:
     Taxable securities ....................................            $   (23,168)            $   (98,402)            $  (121,570)
     Tax-exempt securities .................................                 (4,565)                 (6,872)                (11,437)
     Federal funds sold ....................................                100,921                 (33,130)                 67,791
     Net loans .............................................              1,217,333                (435,946)                781,387
                                                                        -----------             -----------             -----------
Total interest income ......................................              1,290,521                (574,349)                716,171
                                                                        -----------             -----------             -----------
Interest paid on:
     NOW and money market deposits .........................            $  (104,775)            $  (386,514)            $  (491,289)
     Savings deposits ......................................                    467                    (370)                     97
     Time deposits .........................................                838,398                (101,643)                736,755
     Repurchase agreements .................................                (20,245)                 12,126                  (8,119)
     Other interest bearing liabilities ....................                 95,219                  13,851                 109,070
                                                                        -----------             -----------             -----------
Total interest expense .....................................                809,064                (462,550)                346,514
                                                                        -----------             -----------             -----------
Change in net interest income ..............................            $   481,457             $  (111,800)            $   369,657
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

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                                                                          Year Ended                            Year Ended
                                                                       December 31, 2002                     December 31, 2001
                                                                       -----------------                     -----------------
                                                                  Average             Average           Average             Average
Deposit Category                                                  Amount             Rate Paid          Amount             Rate Paid
----------------                                                  ------             ---------          ------             ---------
Non interest-bearing demand deposits ...................       $11,997,509              N/A          $10,571,976              N/A
NOW and money market deposits ..........................        25,781,768              1.87%         26,088,417              3.08%
Savings deposits .......................................           946,237              0.97%            780,387              1.16%
Time deposits ..........................................        78,888,706              3.72%         68,138,500              5.96%
Repurchase agreements ..................................         6,717,450              2.14%          6,305,571              3.23%
Other interest-bearing liabilities .....................         5,464,616              1.46%          3,000,000              6.17%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2002:

                                Time Certificates
                                   of Deposit
                                   ----------

              3 months or less............        $12,911,209
              3 to 6 months ..............          6,877,634
              6 to 12 months .............         11,997,238
              Over 12 months .............          8,465,496
                                                  -----------
              Total ......................        $40,251,577
                                                  ===========

Loan Portfolio

     The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. As of December 31, 2002, the Bank had a legal lending limit for unsecured loans of up to $1,773,000 to any one person.

     Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small- and medium-sized businesses. Real estate loans are made for owner-occupied and investment purpose commercial property and for owner-occupied residential property with floating interest rates. Real estate loans for owner occupied property are considered to be less risky than other types of real estate lending. Consumer loans are made for all legitimate purposes and consist primarily of installment loans to individuals for family and household purposes, including automobile loans to individuals and pre-approved lines of credit. The Bank makes most of its loans in Sarasota County, although some loans are made in the contiguous counties. The Bank makes loans to borrowers with good credit, character and personal reputations and after verification of financial information supporting the borrowers' ability to repay the loans.

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

     The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 2002 and 2001 and the total amount of all loans for such periods:

              Type of Loan                                    December 31,
              ------------                                    -----------
                                                        2002               2001
                                                        ----               ----
  Commercial, financial and agricultural .......   $  15,135,201      $  10,552,530
  Real estate-mortgage and equity ..............      90,972,452         75,308,479
  Installment and other loans to individuals....       6,915,356         10,405,930
                                                   -------------      -------------
  Subtotal .....................................     113,023,009         96,266,939
                                                   -------------      -------------
Less: deferred loan fees .......................        (207,177)          (189,317)
  Allowance for possible loan losses ...........      (1,648,261)        (1,241,692)
                                                   -------------      -------------
Total (net of allowance) .......................   $ 111,167,571      $  94,835,930
                                                   =============      =============

     The following is a presentation of an analysis of maturities of loans as of December 31, 2002:

                                                                  Due in 1          Due after 1       Due After
                    Type of Loan                                year or less        to 5 Years         5 Years              Total
                    ------------                                ------------       -----------       ------------       ------------
                                                                $ 7,622,053        $ 7,024,588       $    488,560       $ 15,135,201
Commercial, financial and agricultural.............
                                                                  9,338,914         17,480,861         64,152,677         90,972,452
Real estate-mortgage and equity....................
                                                                  3,745,906          3,159,476              9,974          6,915,356
                                                               ------------       ------------       ------------       ------------
Installment and other loans to individuals.........

Total ..............................................           $ 20,706,873       $ 27,664,925       $ 64,651,211       $113,023,009
                                                               ============       ============       ============       ============

     The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2002:



                  Loans due after 1 year with
                    predetermined interest rates.........   $15,362,322

                  Loans due after 1 year with
                    floating interest rates..............   $57,624,447

     Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. As of December 31, 2002, the Bank had 9 loans in the aggregate amount of $32,000 accounted for on a non-accrual basis for which impairment had not been recognized. As of December 31, 2001, the Bank had 36 loans in the aggregate amount of $551,555 accounted for on a non-accrual basis.

     The Bank also had one relationship as of December 31, 2001 which was contractually 90 days or more past due as to principal or interest payments that was not accounted for on a non-accrual basis. This relationship consisted of 5 notes and amounted to $1,096,537 as of December 31, 2001. The Bank entered into a workout agreement with regard to this relationship in an effort to assist the borrower in restructuring certain financial-related operations of the borrower's business. In 2002 this relationship was recognized by the Bank as impaired with a principal balance of $978,043 as of December 31, 2002. The total allowance for loan losses related to these loans was $650,000 at December 31, 2002. Interest on impaired loans is recorded only when received.

     Additional interest income of approximately $26,300 in 2002 and $25,800 in 2001 would have been recorded if all loans accounted for on a non-accrual basis had been current in accordance with their original terms. No interest income has been recognized during the two year period ended December 31, 2002 on loans that have been accounted for on a non-accrual basis.

     At December 31, 2002, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience

     An analysis of the Bank's loan loss experience is furnished in the following table for the periods indicated.




                    Analysis of the Allowance for Loan Losses


                                                                                            Year Ended                Year Ended
                                                                                         December 31, 2002         December 31, 2001
                                                                                         -----------------         -----------------

Balance at beginning of period ...............................................              $ 1,241,692                $ 1,036,767

Charge-offs:

     Commercial, financial and agricultural ..................................                  (66,028)                   (79,115)

     Installment and other loans to individuals ..............................                 (424,115)                  (795,676)

Recoveries:

     Commercial, financial and agricultural ..................................                    6,000                      1,446

     Installment and other loans to individuals ..............................                   54,912                     74,420
                                                                                            -----------                -----------

Net charge-offs ..............................................................                 (429,231)                  (798,925)
Additions charged
     to operations ...........................................................                  835,800                  1,003,850

Balance at end of period .....................................................              $ 1,648,261                $ 1,241,692
                                                                                            ===========                ===========
Ratio of net charge-offs during the period to
     average loans outstanding during the period .............................                     0.42%                      0.83%

     At December 31, 2002, the allowance for loan losses was not allocated among the various categories of loans in the Bank's loan portfolio. The allowance is determined by the following factors: internally assigned loan rating, specific allocations, economic conditions, off balance sheet items (unfunded loans), concentrations of credit, loss experience, and external loan review.

Loan Loss Reserve

     In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2002, 13.39% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, over 85% of these commercial loans at December 31, 2002 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.

     The Bank's consumer loan portfolio is also well secured. As of December 31, 2002, consumer loans constituted 6.07% of the Bank's outstanding loans. At December 31, 2002 the majority of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve more risk than real estate based loans.

     As of December 31, 2002, real estate mortgage loans constituted 80.49% of the Bank's outstanding loans. Approximately $23.6 million, or 26.01%, of this category represents residential real estate mortgages. The remaining portion of this category consists of commercial real estate loans. Risk of loss for commercial real estate loans is generally higher than residential loans.

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

Investments

         As of December 31, 2002, investment securities comprised approximately 21.23% of the Bank's assets and loans comprised approximately 72.86% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

         The following table presents, at the dates indicated, the book value of the Bank's investments. All securities held at December 31, 2002 and 2001 were categorized as available-for-sale.


                              Investment Category                                                       December 31,
--------------------------------------------------------------------------------             -----------------------------------

Available-for-Sale                                                                               2002                    2001
------------------                                                                               ----                    ----
Obligations of U.S. Treasury  and other U.S. agencies ..........................             $28,069,322              $18,330,263

Obligations of States and political subdivisions ...............................               2,692,829                1,490,832

Obligations of Others ..........................................................                 907,758                  895,859

     The following table indicates for the year ended December 31, 2002 the amount of investments due in (i) one to five years; (ii) five to ten years; and
(iii) over ten years and the weighted average yields of such investment securities:


                Investment                                                                                   Weighted Average
                 Category                                                               Amount                   Yield (1)
                ---------                                                               ------                   ---------
Obligations of U.S. Treasury and other
  U.S. agencies based on contractual maturities:
        After 1 year through 5 years .................................                $10,312,184                   3.49%
        After 5 years through 10 years ...............................                $ 6,558,802                   4.80%
        Over 10 years ................................................                $11,198,336                   5.85%
Obligations of State and political subdivisions:
        Over 10 years ................................................                $ 2,692,829                   4.51%
Other Obligations:
        After 5 through 10 years .....................................                $   907,758                   7.72%
                                                                                      -----------                   ----
Total ................................................................                $31,669,909                   4.82%
                                                                                      ===========                   ====
-----------------

(1) The Bank has invested in tax-exempt obligations. Yields on tax-exempt obligations have not been computed on a tax equivalent basis.

Return on Equity and Assets

     Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:


                                                              December 31,
                                                              ------------

                                                       2002                2001
                                                       ----                ----

Return on average assets .........................     1.21%                .54%

Return on average equity .........................    16.50%               7.67%

Average equity to average assets ratio ...........     7.31%               7.09%

Dividend payout ratio ............................      N/A                 N/A

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

     The Bank occasionally sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. Management of the Bank has established correspondent relationships with National Bank of Commerce, Federal Reserve Bank, Marshall & Isley (M&I) Bank, The Federal Home Loan Bank, First Tennessee Bank, N.A., Mercantile Bank, Southern Exchange Bank, Flagship Bank, Busey Bank, Century Bank, SunTrust Bank and Independent Banker's Bank. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At

December 31, 2002, the Bank had $4,732,000 in participations sold and $7,133,700 in participations purchased.



Data Processing

     The Bank has a data processing servicing agreement with M&I Data Services, Inc. This servicing agreement provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, payroll, central information file and debit card processing.

Facilities

     The Bank operates out of an office suite on the ground floor of One Sarasota Tower, a twelve story glass-faced building at the intersection of U.S. Highway 41 (Tamiami Trail) and Gulfstream Avenue in downtown Sarasota, Florida. The facility includes four teller stations, four executive offices, a vault, a night depository, a bookkeeping/operations room and a board room. The Bank also operates a three-lane drive through facility on the property which is contiguous to the office space.

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

Supervision and Regulation

     The following discussion is only intended to provide brief summaries of significant statutes and regulations that affect the banking industry and therefore is not complete. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on the Company's business and prospects. Management cannot accurately predict the nature or extent of the effects on the Company's business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

The Company
-----------

     General. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, which places the Company under the supervision of the Board of Governors of the Federal Reserve. The Company must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines the Company and the Bank.

     Bank Holding Company Regulation. In general, the Bank Holding Company Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board's approval before they:

     o acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;
     o    merge or consolidate with another bank holding company; or
     o    acquire substantially all of the assets of any additional banks.

     Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. Under the Gramm-Leach-Bliley Act, a bank holding company meeting certain qualifications may apply to the Federal Reserve Board to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

     With certain exceptions, the Bank Holding Company Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

     The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the Federal Reserve Board with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any "company" must obtain the Federal Reserve Board's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

     Financial Services Modernization. The laws and regulations that affect banks and bank holding companies recently underwent significant changes as a result of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act of 1999. Generally, the act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies,
(iv) provided an enhanced framework for protecting the privacy of consumers' information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     Bank holding companies may now engage in a wider variety of financial activities than permitted under previous law, particularly insurance and securities activities. In addition, in a change from previous law, a bank holding company may be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The act also permits national banks (and certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

     Transactions with Affiliates. The Company and the Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate. It also requires all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

     Tie-In Arrangements. The Company and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either of the Company or the Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

     State Law Restrictions. As a Florida business corporation, the Company may be subject to certain limitations and restrictions under applicable Florida corporate law.

The Bank
--------

     General. The Bank, as a Florida state-chartered bank, is subject to regulation and examination by the State of Florida Department of Financial Services, as well as the Federal Deposit Insurance Corporation. Florida state laws regulate, among other things, the scope of the Bank's business, its investments, its payment of dividends to the Company, its required legal reserves and the nature, lending limit, maximum interest charged and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated by Florida to protect depositors and not to protect shareholders of the Company or the Bank.

     Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Deposit Insurance Corporation evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

     Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees. Also, such extensions of credit must not involve more than the normal risk of repayment or present other unfavorable features.

     Federal Deposit  Insurance  Corporation  Improvement Act. Under the Federal
Deposit Insurance Corporation Improvement Act of 1991 each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. Management believes that the Bank meets all such standards.

     Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Under recent Federal Deposit Insurance Corporation regulations, banks are prohibited from using their interstate branches primarily for deposit production. The Federal Deposit Insurance Corporation has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

     Florida has "opted in" to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain requirements. Florida law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Florida financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Florida may not establish de novo branches in Florida.

     Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the Federal Deposit Insurance Corporation. All insured banks are required to pay semi-annual deposit insurance premium assessments to the Federal Deposit Insurance Corporation.

     Capital Adequacy. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

     The Federal Deposit Insurance Corporation and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

     The Federal Reserve also employs a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

     The Federal Deposit Insurance Corporation Improvement Act created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the Federal Deposit
Insurance Corporation, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

Recent Significant Changes in Banking Laws and Regulations
----------------------------------------------------------

     Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Act") was enacted to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and
(iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert."

     The Act requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act, (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund "blackout periods"; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Item 2.   Description of Property.
-------   ------------------------

     On June 3, 1991, the Company entered into a lease for two office suites on the ground floor of One Sarasota Tower, a twelve story glass-faced building at the intersection of U.S. Highway 41 (Tamiami Trail) and Gulfstream Avenue in downtown Sarasota, Florida. The two suites contain an aggregate of 9,300 square feet of useable space. The Company is presently using all of the useable space.

     The lease agreement provides for a term of 10 years commencing on December 31, 1991, with options to extend the lease for two additional periods of five years each. The Company has exercised its option to extend the lease until December 31, 2006. The effective annual rent over the term of the lease is approximately $247,200. The facility includes four teller stations, four executive offices, a vault, a night depository, a bookkeeping/operations room, a loan operations room and a board room. The Company is subleasing the facility to the Bank at a rate which will include reimbursement to the Company for payment of rent, taxes, insurance, repairs and maintenance of the property.

     On November 30, 1993, the Company entered into a ground lease on property contiguous to the Company's office on which it has constructed a three-lane drive through facility. The lease term coincides with that of the current banking facility with an effective annual rent of approximately $29,000.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

     No matter was submitted during the fourth quarter ended December 31, 2002 to a vote of the Company's shareholders.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.
-------   ---------------------------------------------------------

Market Information

     During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

Holders of Common Stock

     As of March 15, 2003, the number of holders of record of the Company's Common Stock was 416.

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

     Dividends are payable with respect to the Common Stock of the Bank only when and if declared by the Bank's Board of Directors. Under Florida law applicable to banks and subject to certain limitations, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank's aggregate net profits for the current year combined with its retained net profits for the preceding two years as the board shall deem to be appropriate and, with the approval of the Florida Department of Financial Services, may declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring a dividend, a bank must carry 20% of its net profits for any preceding period as is covered by the dividend to its surplus fund, until the surplus fund is at least equal to the amount of its common stock then issued and outstanding. No dividends may be paid at any time when a bank's net income from the current year combined with the retained net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Florida Department of Financial Services or a state or federal regulatory agency.

Recent Sales of Unregistered Securities

     During 2002, the Company issued an aggregate of 29,860 shares of its common stock as a result of the exercise of stock purchase warrants by certain directors of the Company and the Bank. The stock purchase warrants were issued to the directors in connection with the formation of the Company and the Bank. 600 of the shares were issued at an exercise price of $16.65 per share, with the remaining shares issued at an exercise price of $18.86 per share. These issuances of the common stock were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. The purchasers had a preexisting relationship with the Company, the offers and sales were made without any public solicitation, and the stock certificates bear a restrictive legend. No underwriter was involved in these transactions and no commissions were paid.

Item 6.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
------    ----------------------------------------------------------------------
          Results of Operations.
          ---------------------

Overview

     The following discussion is intended to assist in understanding the financial condition and results of operation of the Company and should be read in conjunction with the Consolidated Financial Statements of the Company included herein.

     Net income for the year ended December 31, 2002 was $1,694,036, compared to $675,793 in 2001. Net income per common share was $2.98 in 2002 compared to $1.21 in 2001. The increase in 2002 net income resulted principally from decreased interest expenses associated with deposits while maintaining interest income associated with loans in a falling rate environment. The volume of earning assets, primarily loans and investment securities, increased, which in turn increased net interest income 39.93%, or $1,724,245, over the year ended December 31, 2001.

     Total assets were $152,578,591 at December 31, 2002, an increase of 20.94% over total assets of $126,155,597 at December 31, 2001. Average assets for the year ended December 31, 2002 were $140,455,334 as compared to average assets of $124,173,653 for the year ended December 31, 2001. This 13.11% increase in average assets was the result of an 9.14% increase in average loans and a 49.40% increase in average investment securities.

Results of Operations and Financial Condition

Fiscal 2002 Compared to Fiscal 2001
-----------------------------------

     The Company experienced continued asset, loan and deposit growth during 2002. Total assets increased 20.94% to $152,578,591 at December 31, 2002 from $126,155,597 at December 31, 2001. This increase is primarily attributable to an increase in loans of $16,331,641 and an increase in securities available-for-sale of $11,738,923 during the year. Net total loans at December 31, 2002 were $111,167,571, compared to $94,835,930 at December 31, 2001.
Securities available-for-sale increased 56.82%, to $32,398,024 at December 31, 2002 from $20,659,101 at December 31, 2001. This increase was necessary for the additional liquidity required as a result of the increase in deposit accounts at year end.

     Net income increased 150.67% to $1,694,036 or $2.98 per share for the year ended December 31, 2002 as compared to net income of $675,793 or $1.21 per share at December 31, 2001. The increase in net income is primarily attributable to decreased interest expenses associated with deposits while maintaining interest income associated with loans in a falling rate environment.

     Net interest income after provision for loan losses  increased  $1,892,295, or 57.09%, to $5,206,604 for the year ended December 31, 2002 compared to $3,314,309 for the year ended December 31, 2001. The increase in net interest income resulted primarily from decreased interest expenses associated with deposits. Interest and fees earned on loans decreased 0.03% to $8,213,019 for the year ended December 31, 2002 compared to $8,215,340 at December 31, 2001. The cost of deposits averaged 2.80% for the year ended December 31, 2002 compared to 4.57% for the year ended December 31, 2001. The net interest margin was 4.27% for the year ended December 31, 2002 on average earning assets of $136,314,208 compared to a net interest margin of 3.70% on average earning assets of $120,607,081 for the year ended December 31, 2001. This increase in net interest margin is primarily the result of decreased interest rates in higher cost interest-bearing liability accounts.

     Non-interest expense increased $341,566, or 13.34%, to $2,901,293 for the year ended December 31, 2002 as compared to $2,559,727 for the year ended December 31, 2001. This increase is primarily the result of increased salaries and employee benefits as well as an increase in the amortization of loan servicing rights which were purchased from First Florida Financial, Inc. during 2001. This planned amortization is scheduled to end in July of 2003.

     Non-interest income increased $121,153, or 30.93%, to $391,675 for the year ended December 31, 2002 compared to $270,522 for the year ended December 31, 2001. This increase is attributable to the improvement of net gains or losses associated with the disposition of assets as relating to repossessed vehicles. Service fees on deposits decreased $31,820, or 10.90%, to $260,188 for the year ended December 31, 2002 compared to $292,008 for the year ended December 31, 2001. There were no gains or losses on the sales of available for sale securities for the year ended December 31, 2002 compared to a gain of $67,528 for the year ended December 31, 2001.

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

     The expense for the allowance for loan losses decreased $168,050, or 16.74%, to $835,800 at December 31, 2002 compared to $1,003,850 at December 31,
2001. The decreased expense for the allowance for loan losses in 2002 was primarily due to decreased losses associated with the First Florida Financial, Inc. consumer car loan portfolio. Net charged-off loans for 2002 were $429,231, or 0.42%, of average loans outstanding for the year ended December 31, 2002 compared to $798,925, or 0.83%, of average loans outstanding for the year ended December 31, 2001. The ratio of non-performing loans (including loans 90 days or more past due or classified as impaired) to total outstanding loans was .91% as of December 31, 2002. As of December 31, 2001, non-performing loans were .57% of loans outstanding.

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

     At December 31, 2002, the Company continued to exhibit an acceptable degree of liquidity. Primary liquidity rests in federal funds sold, which can be converted to cash in the same day. Federal funds sold and cash and due from banks aggregated $7,172,355, or 4.70%, of assets at December 31, 2002, compared to $8,580,587, or 6.80%, of total assets at December 31, 2001. Current securities held in the Company's investment portfolio (with a market value of approximately $32.4 million) are classified as "Available-For-Sale." Future investments may also be designated as "Available-for-Sale." Secondary liquidity rests in established secured federal funds purchased from correspondent banks. Outstanding commitments to extend credit totaled $24.9 million at December 31, 2002 compared to $14.7 million at December 31, 2001. Management intends to fund these commitments primarily from deposit growth and federal funds balances. With a loan to deposit ratio of 87.36%, cash and due from banks of $5.2 million and federal funds sold of $1.9 million, management does not anticipate any events which would require liquidity beyond that which is currently available through deposit growth or its investment portfolio.

     Management monitors the Company's asset and liability positions in order to maintain a balance between maturing assets and maturing liabilities along with rate sensitive assets and rate sensitive liabilities to maintain sufficient liquid assets to meet expected liquidity needs. Management believes that the Company's liquidity is satisfactory at December 31, 2002. Except as set forth above, there are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

     The following is an analysis of rate sensitive assets and liabilities as of December 31, 2002 (in thousands):

                                                                                                              5 yrs
                                                              0-3 mos.        3-12 mos.       1-5 yrs.       or more         Total
                                                              --------        --------        --------       --------       --------
Taxable securities ....................................       $  1,717        $  3,900        $ 17,996       $  5,719       $ 29,332

Tax-exempt securities .................................              0               0               0          2,693          2,693

Federal funds sold ....................................          3,298               0               0              0          3,298

Loans .................................................         26,436          14,856          62,405          8,146        111,843
                                                              --------        --------        --------       --------       --------

     Total rate sensitive assets ......................         31,451          18,756          80,401         16,558        147,166
                                                              ========        ========        ========       ========       ========

NOW and money market deposits .........................         19,930               0               0          6,073         26,003

Savings deposits ......................................              0               0               0          1,096          1,096

Repurchase account deposits ...........................          6,182               0               0              0          6,182

Time deposits .........................................         30,055          36,345          16,962              0         83,362
                                                              --------        --------        --------       --------       --------

     Total rate sensitive liabilities .................         56,167          36,345          16,962          7,169        111,643
                                                              ========        ========        ========       ========       ========

Excess (deficiency) of rate sensitive
  assets less rate sensitive liabilities ..............        (24,716)        (17,589)         63,439          9,389         30,523

Ratio of rate sensitive assets to rate
sensitive liabilities .................................            .56             .52            4.74           2.31           1.26

Cumulative gap ........................................        (24,716)        (42,305)         21,134         30,523             --

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


     At December 31, 2002 and 2001, the Bank had advances from the Federal Home Loan Bank, ("FHLB"), amounting to $7,000,000 and $3,000,000, respectively. At December 31, 2002, the interest rate on the variable rate advances were 1.455% and 1.82% with interest being due quarterly and $4,000,000 in principal being due in August 2003 and $3,000,000 being due in April 2004. The advances are secured by FHLB stock amounting to $354,800 and a blanket floating lien on the Bank's 1-4 residential mortgage loans which amounted to approximately $15.7 million at December 31, 2002. Based on its investment in the FHLB at December 31, 2002, the Bank may borrow up to approximately $14,000,000, subject to the availability of qualifying collateral.

Capital Adequacy

     There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines; and (ii) the leverage ratio.

     The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, non-cumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interests. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

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

     The Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have adopted rules that add a measure of interest rate risk to the determination of supervisory capital adequacy. The agencies have issued a joint policy statement to bankers to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's board of directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action. See "Item 1. Business--Supervision and Regulation."

     Shareholders' equity at December 31, 2002 was $11,851,706. Management believes that the Bank's capitalization is adequate to sustain the growth which is anticipated for the fiscal year ending December 31, 2003. The following table sets forth the applicable required capital ratios for the Company and the Bank and the actual capital ratios for both entities as of December 31, 2002:

                                    Leverage Ratio                   Tier 1 Capital                 Risk-Based Capital
                             -----------------------------    -----------------------------    -----------------------------
                              Regulatory                       Regulatory                       Regulatory
                               Minimum           Actual         Minimum           Actual         Minimum          Actual
                             -----------------------------------------------------------------------------------------------

Company..............            4.0%            8.11%            4.0%            10.10%           8.0%           11.35%
Bank.................            4.0%            8.09%            4.0%            10.08%           8.0%           11.33%

     The above ratios indicate that the capital position of the Company and the Bank are sound and that the Company is well positioned for future growth.

Item 7.   Financial Statements.
-------   ---------------------

          The following financial statements are filed with this report:

          Independent Auditor's Report                                                  24

          Consolidated Statements of  Financial Condition--December 31, 2002 and
          2001                                                                          25

          Consolidated  Statements  of  Income--For  the  years  ended  December
          31, 2002 and 2001                                                             26

          Consolidated  Statements  of  Changes in Stockholders' Equity--For the
          years ended December 31, 2002 and 2001                                        27

          Consolidated  Statements  of  Cash Flows--For the years ended December
          31, 2002 and 2001                                                             28

          Notes to Consolidated Financial Statements                                    29

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Sarasota BanCorporation, Inc. and Subsidiary
Sarasota, Florida

We have audited the accompanying consolidated statements of financial condition of Sarasota BanCorporation, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sarasota BanCorporation, Inc. and Subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Saltmarsh, Cleaveland & Gund


Pensacola, Florida
February 7, 2003

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2002 AND 2001

                                     ASSETS

                                                                                                2002                       2001
                                                                                             ------------              ------------

Cash and due from banks                                                                      $  5,246,757              $  2,313,342
Federal funds sold                                                                              1,925,598                 6,267,245
                                                                                            -------------             -------------
  Cash and cash equivalents                                                                     7,172,355                 8,580,587
Interest-bearing deposits in banks                                                                200,000                   100,000
Securities available for sale                                                                  32,398,024                20,659,101
Federal Home Loan Bank stock, at cost                                                             354,800                   302,400
Loans receivable, less allowance for loan losses
  of $1,648,261 in 2002 and $1,241,692 in 2001                                                111,167,571                94,835,930
Accrued interest receivable                                                                       588,892                   639,510
Servicing rights                                                                                  106,015                   318,055
Furniture and equipment, net                                                                      341,465                   265,661
Deferred income taxes                                                                             217,098                   382,905
Other assets                                                                                       32,371                    71,448
                                                                                            -------------             -------------

Total Assets                                                                                 $152,578,591              $126,155,597
                                                                                             ============              ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Noninterest-bearing demand deposits                                                       $  16,794,404             $  10,855,010
  Interest-bearing demand deposits                                                             25,978,639                23,515,093
  Savings deposits                                                                              1,096,045                   856,706
  Other time deposits                                                                          83,362,318                73,059,760
                                                                                            -------------             -------------
    Total deposits                                                                            127,231,406               108,286,569

  Repurchase agreements                                                                         6,181,937                 5,430,659
  Federal Home Loan Bank advances                                                               7,000,000                 3,000,000
  Accrued interest payable                                                                        114,823                   237,666
  Accrued expenses and other liabilities                                                          198,719                    98,488
                                                                                            -------------             -------------
    Total liabilities                                                                         140,726,885               117,053,382
                                                                                            -------------             -------------

Commitments and Contingencies                                                                           -                         -

Stockholders' Equity:
  Common stock, $.01 par value; 10,000,000 shares
    authorized, shares issued 589,000 in 2002 and 559,140 in 2001                                   5,890                     5,591
  Additional paid-in capital                                                                    6,150,463                 5,588,927
  Retained earnings                                                                             5,241,653                 3,547,617
  Accumulated other comprehensive income (loss)                                                   458,712                   (36,447)
  Treasury stock, at cost;
         301 shares in 2002 and 299 shares in 2001                                                 (5,012)                   (3,473)
                                                                                            -------------             -------------
      Total stockholders' equity                                                               11,851,706                 9,102,215
                                                                                            -------------             -------------

Total Liabilities and Stockholders' Equity                                                  $ 152,578,591             $ 126,155,597
                                                                                            =============             =============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                                    2002                    2001
                                                                                                -----------             -----------
Interest Income:
  Loans receivable and fees on loans                                                            $ 8,213,019             $ 8,215,340
  Investment securities                                                                           1,384,769               1,102,369
  Federal funds sold                                                                                 92,241                 266,442
                                                                                                -----------             -----------
    Total interest income                                                                         9,690,029               9,584,151
                                                                                                -----------             -----------

Interest Expense:
  Deposits                                                                                        3,424,054               4,877,088
  Other                                                                                             223,571                 388,904
                                                                                                -----------             -----------
    Total interest expense                                                                        3,647,625               5,265,992
                                                                                                -----------             -----------

    Net interest income                                                                           6,042,404               4,318,159

Provision for Loan Losses                                                                           835,800               1,003,850
                                                                                                -----------             -----------

    Net interest income after provision for loan losses                                           5,206,604               3,314,309
                                                                                                -----------             -----------

Noninterest Income:
  Service charges on deposit accounts                                                               260,188                 292,008
  Net gain on sale of securities                                                                        -0-                  67,528
  Net gain (loss) of disposition of assets                                                            2,732                (206,258)
  Other income                                                                                      128,755                 117,244
                                                                                                -----------             -----------
    Total noninterest income                                                                        391,675                 270,522
                                                                                                -----------             -----------

Noninterest Expenses:
  Salaries and employee benefits                                                                  1,280,895                 986,471
  Occupancy expense                                                                                 327,294                 279,396
  Data processing                                                                                    78,008                 110,204
  Professional fees                                                                                 154,911                 369,610
  Amortization of servicing rights                                                                  212,040                     -0-
  Other expenses                                                                                    848,145                 814,046
                                                                                                -----------             -----------
    Total noninterest expenses                                                                    2,901,293               2,559,727
                                                                                                -----------             -----------

Income Before Income Taxes                                                                        2,696,986               1,025,104

Income Tax Expense                                                                                1,002,950                 349,311
                                                                                                -----------             -----------

Net Income                                                                                      $ 1,694,036             $   675,793
                                                                                                ===========             ===========

Net Income Per Share of Common Stock                                                            $      2.98             $      1.21
                                                                                                ===========             ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                          Accumulated
                                                                                            Other
                                                           Additional                   Comprehensive
                                             Common         Paid-In        Retained         Income        Treasury
                                              Stock         Capital        Earnings         (Loss)         Stock           Total
                                              -----         -------        --------         ------         -----           -----
Balance, January 1, 2001                    $    5,591     $ 5,588,927   $ 2,871,824     $  (63,708)      $ (7,781)     $ 8,394,853

  Net income                                                                 675,793                                        675,793

  Other comprehensive income (loss),
    net of tax:
      Change in unrealized gain (loss)
       on securities available-for-sale,
       net of tax of $40,996                                                                 69,804

      Less: Reclassification adjustment for
      gains realized in income, net of tax
      of $24,985                                                                            (42,543)                         27,261

  TOTAL COMPREHENSIVE INCOME                                                                                                703,054

  Sale of 370 treasury shares,
   at cost                                                                                                   4,308            4,308
                                            ----------     -----------   -----------     ----------       --------      -----------

Balance, December 31, 2001                       5,591       5,588,927     3,547,617        (36,447)        (3,473)       9,102,215
                                                                                                                        -----------

  Net income                                                               1,694,036                                      1,694,036

  Other comprehensive income (loss),
    net of tax:
      Change in unrealized gain (loss)
       on securities available-for-sale,
       net of tax of $290,807                                                               495,159                         495,159
                                                                                                                        -----------

  TOTAL COMPREHENSIVE INCOME                                                                                              2,189,195

  Issuance of common stock                         299         561,536                                                      561,835

  Purchase of 600 treasury shares,
   at cost                                                                                                  (9,990)          (9,990)

  Sale of 598 treasury shares,
   at cost                                                                                                   8,451            8,451
                                            ----------     -----------   -----------     ----------       --------      -----------

Balance, December 31, 2002                  $    5,890     $ 6,150,463   $ 5,241,653     $  458,712       $ (5,012)     $11,851,706
                                            ==========     ===========   ===========     ==========       ========      ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                      2002                  2001
                                                                                                 ------------          ------------
Cash Flows From Operating Activities:
  Net income                                                                                     $  1,694,036          $    675,793
  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Depreciation and amortization                                                                    49,588                47,994
     Amortization of servicing rights                                                                 212,040                   -0-
      Provision for loan losses                                                                       835,800             1,003,850
      Net gain on sale of securities                                                                      -0-               (67,528)
      Net loss on disposition of assets                                                                   -0-               206,258
      Write-downs on foreclosed real estate                                                               -0-                42,873
      Net amortization (accretion) on securities                                                      111,340               (76,580)
      Deferred tax benefit                                                                           (125,000)              (38,800)
      Net change in -
        Accrued interest receivable and other assets                                                   89,695                85,896
        Accrued interest payable and other liabilities                                                (22,612)              (76,861)
                                                                                                 ------------          ------------
         Net cash provided by operating activities                                                  2,844,887             1,802,895
                                                                                                 ------------          ------------

Cash Flows From Investing Activities:
  Purchase of certificate of deposit                                                                 (100,000)             (100,000)
  Purchases of available-for-sale securities                                                      (22,081,733)          (15,985,490)
  Proceeds from sales and maturities of available-for-sale securities                                     -0-            10,368,985
  Principal reductions received on available-for-sale securities                                   11,017,436             3,217,140
  Purchases of Federal Home Loan Bank stock                                                           (52,400)              (44,300)
  Net increase in loans                                                                           (17,167,441)           (3,456,786)
  Purchase of servicing rights                                                                            -0-              (318,055)
  Proceeds from sale of foreclosed real estate                                                            -0-               156,000
  Purchases of furniture and equipment                                                               (125,392)               (3,624)
                                                                                                 ------------          ------------
         Net cash used in investing activities                                                    (28,509,530)           (6,166,130)
                                                                                                 ------------          ------------

Cash Flows From Financing Activities:
  Net increase (decrease) in demand and savings deposits                                            8,642,279            (8,409,994)
  Net increase in time deposits                                                                    10,302,558            15,892,904
  Net increase in repurchase agreements                                                               751,278             1,481,481
  Net increase in Federal Home Loan Bank advances                                                   4,000,000                   -0-
  Proceeds from stock warrants exercised                                                              561,835                   -0-
  Payments to acquire treasury stock                                                                   (9,990)                  -0-
  Proceeds from sale of treasury stock                                                                  8,451                 4,308
                                                                                                 ------------          ------------
         Net cash provided by financing activities                                                 24,256,411             8,968,699
                                                                                                 ------------          ------------

Net Change in Cash and Cash Equivalents                                                            (1,408,232)            4,605,464

Cash and Cash Equivalents at Beginning of Year                                                      8,580,587             3,975,123
                                                                                                 ------------          ------------

Cash and Cash Equivalents at End of Year                                                         $  7,172,355          $  8,580,587
                                                                                                 ============          ============

Supplemental Disclosures of Cash Flow Information:

  Interest paid on deposits                                                                      $  3,533,105          $  4,939,687
                                                                                                 ============          ============

  Other interest paid                                                                            $    238,041          $    357,821
                                                                                                 ============          ============

  Income taxes paid                                                                              $  1,099,750          $    349,311
                                                                                                 ============          ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



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

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



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

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



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

Servicing Rights:

     Servicing rights acquired are capitalized and are amortized over the estimated life of the assets being serviced. Servicing assets are evaluated for impairment based on the fair value of the rights as compared to amortized costs.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation:

     Options granted to employees are accounted for using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees", for which no compensation cost has been recognized. The pro forma after-tax effect of compensation cost attributable to the options was immaterial to 2002 and 2001 operating results.

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

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 2 - INVESTMENT SECURITIES

     Investment securities have been classified in the consolidated statements of financial condition according to management's intent. The carrying amount of securities and their approximate fair values were as follows:

                                                                     Gross         Gross
                                                    Amortized     Unrealized    Unrealized         Fair
                                                      Cost           Gains         Losses          Value
                                                      ----           -----         ------          -----
     Available For Sale:

       December 31, 2002 -
         U.S. government agency securities      $  28,069,322     $  568,565     $      -0-    $  28,637,887
         Municipal securities                       2,692,829         21,233         (9,841)       2,704,221
         Other debt securities                        907,758        148,158            -0-        1,055,916
                                                -------------     ----------     ----------    -------------
                                                $  31,669,909     $  737,956     $   (9,841)   $  32,398,024
                                                =============     ==========     ==========    =============

       December 31, 2001 -
         U.S. government agency securities      $  18,330,263     $   82,552     $ (146,405)   $  18,266,410
         Municipal securities                       1,490,832            -0-        (59,641)       1,431,191
         Other debt securities                        895,859         65,641            -0-          961,500
                                                -------------     ----------     ----------    -------------
                                                $  20,716,954     $  148,193     $ (206,046)   $  20,659,101
                                                =============     ==========     ==========    =============


     There were no realized gains or losses on the sale of available-for-sale securities in 2002. Gross realized gains and losses on the sale of available-for-sale securities amounted $67,528 and $-0-, respectively in 2001.

     Included in U.S. government agency securities are investments in collateralized mortgage obligations ("CMOs") with a carrying value of approximately $3,215,600 at December 31, 2002 and $9,269,900 at December 31, 2001. The effective yield on CMOs was approximately 6.0% in 2002 and 6.2% in 2001.

     The scheduled maturities of securities available for sale at December 31, 2002, were as follows:

                                              Amortized               Fair
                                                Cost                  Value
                                                ----                  -----

     Due in one year or less                $  2,629,395         $   2,682,508
     Due from one to five years               24,438,255            24,893,226
     Due from five to ten years                4,602,259             4,822,290
                                            ------------         -------------

                                            $ 31,669,909         $  32,398,024
                                            ============         =============

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001




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

     Investment securities carried at approximately $11,371,100 at December 31, 2002 and $9,592,100 at December 31, 2001, were pledged for purposes required or permitted by law. Tax-free interest income on municipal securities amounted to approximately $81,900 in 2002 and $103,800 in 2001.


NOTE 3 - LOANS RECEIVABLE

     The components of loans in the consolidated statements of financial condition were as follows:

                                                   2002                 2001
                                            --------------      ---------------

     Real estate                            $   90,972,452      $    75,308,479
     Commercial                                 15,135,201           10,552,530
     Consumer                                    6,861,263           10,347,031
     Other                                          54,093               58,899
                                            --------------      ---------------
                                               113,023,009           96,266,939
     Net deferred loan fees                       (207,177)            (189,317)
     Allowance for loan losses                  (1,648,261)          (1,241,692)
                                            --------------      ---------------

                                            $  111,167,571      $    94,835,930
                                            ==============      ===============

     The Bank grants real estate, commercial and consumer loans in the State of Florida with its primary concentration being in Sarasota County, Florida. Although the Bank's loan portfolio is diversified, a significant portion of its loans are secured by real estate. In addition, at December 31, 2002 and 2001 approximately $3.1 million and $6.9 million, respectively, of consumer loans relate to automobile loans originated through a third party. Of these amounts approximately $767 thousand and $1.9 million were considered sub-prime loans as of December 31, 2002 and 2001, respectively.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 3 - LOANS RECEIVABLE (Continued)

     An analysis of the change in the allowance for loan losses follows:

                                                      2002               2001

     Balance at January 1                      $   1,241,692      $   1,036,767
                                               -------------      -------------

       Loans charged-off                            (490,143)          (874,791)
       Recoveries                                     60,912             75,866
                                               -------------      -------------
         Net loans charged-off                      (429,231)          (798,925)
                                               -------------      -------------

       Provision for loan losses                     835,800          1,003,850
                                               -------------      -------------

     Balance at December 31                    $   1,648,261      $   1,241,692
                                               =============      =============

     Impairment of loans having a recorded investment of $978,043 and $-0- at December 31, 2002 and 2001, respectively, has been recognized in conformity with Statement of Financial Accounting Standards No. 114, (as amended by No. 118), Accounting by Creditors for Impairment of a Loan. The average recorded investment in such impaired loans during 2002 and 2001 was approximately $980,000 and $-0-, respectively. The total allowance for loan losses related to these loans was $654,000 and $-0- at December 31, 2002 and 2001, respectively. Interest income on impaired loans is recorded only when received.

     No additional funds are committed to be advanced in connection with impaired loans.

     Loans on which the accrual of interest has been discontinued or reduced, for which impairment had not been recognized, amounted to approximately $99,630 at December 31, 2002 and $551,560 at December 31, 2001. If interest on these loans had been accrued, such income would have approximated $26,300 in 2002 and $25,800 in 2001. Interest income on these loans is recorded only when received.


NOTE 4 - FURNITURE AND EQUIPMENT

     Components  of  furniture  and  equipment   included  in  the  consolidated
     statements of financial condition were as follows:

                                                                    2002               2001
                                                               -----------       ------------

     Furniture and equipment                                   $   398,973       $    277,991
     Leasehold improvements                                        415,612            411,203
                                                               -----------       ------------
                                                                   814,585            689,194
     Less:  Accumulated depreciation and amortization             (473,120)          (423,533)
                                                               -----------       ------------

                                                               $   341,465       $    265,661
                                                               ===========       ============

     Depreciation and amortization expense charged to operations amounted to $49,588 in 2002 and $47,994 in 2001.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 5 - TIME DEPOSITS

     The aggregate amount of time deposits at December 31, each with a minimum denomination of $100,000 were approximately $40,252,000 in 2002 and $28,757,000 in 2001.

     At December 31, 2002, the scheduled maturities of time deposits were as follows:

     2003                                                       $  65,377,042
     2004                                                          11,401,014
     2005                                                           1,925,335
     2006                                                             111,873
     2007                                                           4,547,054
                                                                -------------
                                                                $  83,362,318
                                                                =============


NOTE 6 - CONCENTRATIONS

     At December 31, 2002, thirty-three deposit relationships represented approximately 14.7% of the Bank's total deposits. In addition, at December 31, 2002, other time deposits included approximately $16.3 million of brokered deposits that mature at various times throughout 2003 and 2004 and approximately $5.8 million of time deposits with a financial institution with the majority maturing at various times throughout 2003.

     The Bank maintains cash balances at financial institutions in Alabama and Florida. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to $100,000. At various times throughout the year uninsured balances exceed the FDIC insured limits. The Bank's management monitors these institutions on a quarterly basis in order to determine that the institutions meet "well-capitalized" guidelines as established by the FDIC.


NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

     At December 31, 2002 and 2001, the Bank had advances from the Federal Home Loan Bank, ("FHLB"), amounting to $7,000,000 and $3,000,000, respectively. At December 31, 2002, the interest rate on the variable rate advances were 1.455% and 1.82% with interest being due quarterly and $4,000,000 in principal being due in August 2003 and $3,000,000 being due in April 2004. The advances are secured by FHLB stock amounting to $354,800 and a blanket floating lien on the Bank's 1-4 residential mortgage loans which amounted to approximately $15.7 million at December 31, 2002. Based on its investment in the FHLB at December 31, 2002, the Bank may borrow up to approximately $14,000,000, subject to the availability of qualifying collateral.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 8 - REPURCHASE AGREEMENTS

     At December 31, the Bank had entered into repurchase agreements with Bank customers. The repurchase agreements generally mature within one to four days from the transaction date. The average balance and interest rate under the repurchase agreements amounted to approximately $6,716,000 and 2.14% in 2002 and $6,303,000 and 3.43% in 2001.


NOTE 9 - STOCKHOLDERS' EQUITY

     The Company and the Bank are subject to certain restrictions on the amount of dividends that they may declare without regulatory approval.

     In 1991, the Company authorized 1,000,000 shares of preferred stock with a par value of $.10 per share; however, there were no shares of preferred stock issued and outstanding at December 31, 2002 and 2001.


NOTE 10 - INCOME TAXES

     The provision for income taxes consists of the following:


                                                      2002               2001
                                                ------------       ------------

     Current tax provision:
       Federal                                  $    958,100       $    328,109
       State                                         169,850             60,002
                                                ------------       ------------
                                                   1,127,950            388,111
     Deferred benefit                               (125,000)           (38,800)
                                                ------------       ------------

                                                $  1,002,950       $    349,311
                                                ============       ============

     The provision for income taxes differs from that computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                      2002              2001

     Tax based on statutory rate                $    916,975       $    348,536
     State tax, net of federal benefit               112,101             39,601
     Tax exempt interest income                      (27,855)           (35,295)
     Other, net                                        1,729             (3,531)
                                                ------------       ------------

                                                $  1,002,950       $    349,311
                                                ============       ============

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 10 - INCOME TAXES (Continued)

     Deferred tax assets and liabilities included in the consolidated statements of financial condition were as follows:

                                                                                               2002                 2001
                                                                                           ----------         ------------
     Deferred tax assets:
       Allowance for loan losses                                                           $  471,976         $    347,676
       Net unrealized depreciation on available-for-sale securities                               -0-               21,405
       Accumulated depreciation and amortization                                               14,524               13,824
                                                                                           ----------         ------------
                                                                                              486,500              382,905
     Deferred tax liabilities:
       Net unrealized appreciation on available-for-sale securities                          (269,402)                 -0-
                                                                                           ----------         ------------

       Net deferred tax asset                                                              $  217,098         $    382,905
                                                                                           ==========         ============

NOTE 11 - STOCK WARRANTS AND OPTIONS

Outstanding Warrants:

     On September 15, 1992, the Company's organizers were granted warrants to purchase additional common stock equal to 72.83% of their initial investment in the common stock (117,500 shares) of the Company. The warrants were exercisable at any time during the five-year period commencing on the date of the grant. The exercise price of the warrants is the greater of $10 per share of common stock or the book value per share of common stock on the exercise date. In 1998, warrants were exercised to purchase 87,640 shares of the Company's common stock at $10.04 per share. The expiration date of the 29,860 warrants not exercised was extended until September 2002. In 2002, the remaining warrants were exercised to purchase 29,260 shares of the Company's common stock at $18.86 per share and 600 shares of the Company's common stock at $16.65 per share.

Stock Options:

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and accounts for these options under APB Opinion No. 25, "Accounting for Stock Issued to Employees", for which no compensation cost has been recognized. Based on the option pricing model utilized by the Company, the pro forma after-tax effect of compensation costs attributable to the options below was immaterial to 2002 and 2001 operating results.

     The Company has granted options to officers to purchase up to 64,216 shares of common stock at prices approximating fair value at the date of the grant. Options for the purchase of 34,052 shares of common stock expire in December 2003, with the remainder expiring in December 2008.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 11 - STOCK WARRANTS AND OPTIONS (Continued)

  Stock Options (Continued):

     A summary of the status of the Company's outstanding stock options is presented below:

                                                                2002                           2001
                                                        --------------------            -------------------
                                                                    Weighted                       Weighted
                                                                    Average                        Average
                                                                    Exercise                       Exercise
                                                        Number        Price             Number       Price
                                                        ------        -----             ------       -----

     Outstanding at beginning of year                   64,216      $  11.17            64,216    $   11.17
     Granted                                                 -             -                 -            -
     Forfeited                                               -             -                 -            -
                                                        ------                          ------
     Outstanding at end of year                         64,216      $  11.17            64,216    $   11.17
                                                        ======      ========            ======    =========


NOTE 12 - EMPLOYEE BENEFIT PLANS

     The Bank has a 401(k) defined contribution plan that covers all employees over age 21 with one year of service. Contributions to the plan are based on a non-elective contribution equal to 3% of the employee's compensation as well as an annual discretionary profit sharing contribution. Contributions to the plan amounted to approximately $73,200 in 2002 and $64,100 in 2001.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases:

     The Bank leases its banking facility and drive-through facility under operating leases expiring in 2006. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments. The lease on the banking facility and drive-through provides for one additional five-year renewal option. The renewal rate for the banking facility will be 95% of fair market rental at the time of the renewal. The renewal rate on the drive-through for the next five year renewal term is approximately $29,000 annually.

     Future minimum lease payments under operating leases are summarized as follows:

     2003                                                           $    276,233
     2004                                                                286,123
     2005                                                                296,409
     2006                                                                307,106
     ----                                                           ------------

                                                                    $  1,165,871
                                                                    ============

     Rental expense relating to the operating leases amounted to approximately $265,300 in 2002 and $231,600 in 2001.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

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

     A summary of the contract amounts of the Bank's financial instruments with off-balance-sheet credit risk at December 31, 2002 and 2001, follows:

                                                   2002                 2001
                                               -------------       -------------
     Commitments to extend credit              $  24,945,220       $  14,672,710
                                               =============       =============

     Letters of credit                         $     219,161       $     133,688
                                               =============       =============

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

     The Bank has not incurred any losses on its commitments in 2002.

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Unused Lines of Credit:

     In addition to the line of credit available from the FHLB, the Bank had secured and unsecured lines of credits with banks at December 31, 2002 enabling the Bank to borrow up to $23 million and $4 million, respectively, subject to such terms as outlined in the related agreements. The arrangements are reviewed annually for renewal of the credit lines. At December 31, 2002, there were no advances outstanding under the lines of credit.

Other:

     Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's and the Bank's financial statements.


NOTE 14 - RELATED PARTY TRANSACTIONS

     The Bank has entered into transactions with its directors, significant stockholders, and their affiliates (related parties). The aggregate amount of loans to such related parties at December 31, 2002 and 2001, was approximately $1,131,500 and $792,900, respectively. During 2002 and 2001, new loans to such related parties amounted to approximately $451,600 and $179,600, respectively, and repayments amounted to approximately $113,000 and $85,300, respectively. Also, certain related parties maintain significant deposit balances with the Bank in the aggregate amount of approximately $3,699,000 and $1,948,000 at December 31, 2002 and 2001,
     respectively.

     One of the Bank's directors provides various legal services to the Bank. Fees for these services amounted to approximately $20,800 in 2002 and $15,900 in 2001. Another director provides advertising, printing, and other miscellaneous services to the Bank. The gross billings for these services, which includes cost passed through by other companies actually providing the services to the Bank, amounted to approximately $65,600 in 2002 and $20,700 in 2001. Another director provides accounting services to the Company. Fees for these services amounted to approximately $2,350 in 2002 and $2,750 in 2001.


NOTE 15 - REGULATORY MATTERS

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

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 15 - REGULATORY MATTERS (Continued)

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2002, the most recent notification that the Bank had received from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2002 and 2001 are presented in the table below:

                                                                                                                    Minimum
                                                                                                                  To Be Well
                                                                                    Minimum                    Capitalized Under
                                                                                    Capital                    Prompt Corrective
                                                     Actual                       Requirement:                 Action Provisions:
                                                     ------                       ------------                 ------------------
                                            Amount           Ratio             Amount        Ratio            Amount         Ratio
                                            ------           -----             ------        -----            ------         -----

     As of December 31, 2002:
       Total Capital
         (to Risk Weighted Assets)
         Consolidated                  $   12,803,057        11.35% >      $  9,024,400 >     8.0% >      $         N/A >      N/A
                                                                    -                              -                    -
         Bank                          $   12,776,215        11.33% >      $  9,024,400 >     8.0% >      $  11,280,500 >     10.0%
                                                                    -                              -                    -
       Tier I Capital
         (to Risk Weighted Assets)
         Consolidated                  $   11,392,994        10.10% >      $  4,512,200 >     4.0% >      $         N/A >      N/A
                                                                    -                              -                    -
         Bank                          $   11,366,152        10.08% >      $  4,512,200 >     4.0% >      $   6,768,300 >      6.0%
                                                                    -                              -                    -
       Tier I Capital
         (to Average Assets)
         Consolidated                  $   11,392,994         8.11% >      $  5,618,213 >     4.0% >      $         N/A >      N/A
                                                                    -                              -                    -
         Bank                          $   11,366,152         8.09% >      $  5,618,213 >     4.0% >      $   7,022,767 >      5.0%
                                                                    -                              -                    -

     As of December 31, 2001:
       Total Capital
         (to Risk Weighted Assets)
         Consolidated                  $   10,265,737        11.07% >      $  7,418,080 >     8.0% >      $         N/A >      N/A
                                                                    -                              -                    -
         Bank                          $   10,248,561        11.05% >      $  7,418,080 >     8.0% >      $   9,272,600 >     10.0%
                                                                    -                              -                    -
       Tier I Capital
         (to Risk Weighted Assets)
         Consolidated                  $    9,106,662         9.82% >      $  3,709,040 >     4.0% >      $         N/A >      N/A
                                                                    -                              -                    -
         Bank                          $    9,089,486         9.80% >      $  3,709,040 >     4.0% >      $   5,563,560 >      6.0%
                                                                    -                              -                    -
       Tier I Capital
         (to Average Assets)
         Consolidated                  $    9,106,662         7.33% >      $  4,966,946 >     4.0% >      $         N/A >      N/A
                                                                    -                              -                    -
         Bank                          $    9,089,486         7.32% >      $  4,966,946 >     4.0% >      $   6,208,683 >      5.0%
                                                                    -                              -                    -

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

     Cash and cash equivalents and interest-bearing deposits in banks. The carrying amounts of cash and cash equivalents and interest-bearing deposits in banks approximate their fair values.

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

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

     Accrued interest. The carrying amounts of accrued interest approximate their fair values.

     Off balance-sheet instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. The estimated fair value for these instruments was insignificant at December 31, 2002 and 2001.

     The estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                                              2002                             2001
                                                            -------------------------------    ------------------------------
                                                                 Carrying          Fair             Carrying         Fair
                                                                  Amount           Value            Amount           Value
                                                                  ------           -----            ------           -----
     Financial assets:

       Cash and cash equivalents                            $   7,172,355     $   7,172,355    $   8,580,587    $   8,580,587
       Interest-bearing deposits in banks                         200,000           200,000          100,000          100,000
       Securities available for sale                           32,398,024        32,398,024       20,659,101       20,659,101
       Federal Home Loan Bank stock                               354,800           354,800          302,400          302,400
       Loans receivable                                       111,167,571       112,180,993       94,835,930       97,025,163
       Accrued interest receivable                                588,892           588,892          639,510          639,510

     Financial liabilities:

       Deposits                                               127,231,406       128,039,910      108,286,569      108,708,140
       Repurchase agreements                                    6,181,937         6,181,937        5,430,659        5,430,659
       FHLB advances                                            7,000,000         7,000,000        3,000,000        3,000,000
       Accrued interest payable                                   114,823           114,823          237,666          237,666

Item 8.   Changes  in  and  Disagreements  with  Accountants  on  Accounting and
------    ----------------------------------------------------------------------
          Financial Disclosure.
          --------------------

          There has been no occurrence requiring a response to this item.

PART III

Item 9.   Directors,   Executive  Officers,   Promoters  and   Control  Persons;
------    ----------------------------------------------------------------------
          Compliance With Section 16(a) of the Exchange Act.
          -------------------------------------------------

          The Company's directors and executive officers are as follows:

Name                              Position with Company and/or Bank
----                              ---------------------------------

Susan M. Baker                    Class II Director

Kenneth H. Barr                   Class II Director

Timothy J. Clarke                 Class III Director

James W. Demler, M.D.             Class I Director

Susan K. Flynn                    Senior Vice President, Chief Financial Officer
                                  and Cashier

Christine L. Jennings             Chairman  of  the   Board,   President,  Chief
                                  Executive Officer and Class III Director

Edward S. Levi                    Class I Director

Sam D. Norton                     Secretary and Class III Director

Michael R. Pender, Jr.            Treasurer and Class III Director

A. Dean Pratt Class I Director

Paul D. Thatcher                  Executive  Vice  President  and  Chief Lending
                                  Officer

Gilbert J. Wellman                Class II Director

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

     Susan M. Baker, age 46, served in the commercial lending and corporate banking department of NationsBank in Sarasota from 1985 to 1987 Baker and served as a branch manager for NationsBank from 1983 to 1985. Ms. Baker has served as an office administrator for the medical practice of her husband since 1987 and as a partner in a family-owned real estate and lumber business since 1981. Ms. Baker is also a certified financial planner.

     Kenneth H. Barr, age 62, served as part owner and general manager of Schenkel's Restaurant on Longboat Key, Florida from 1968 to 1994. Since 1994, Mr. Barr has been a restaurateur.

     Timothy J. Clarke, age 59, is the CEO of Clarke Advertising & Public Relations. Mr. Clarke started the firm in 1987 and served as President until 2002. From 1985 to 1987, he served as Vice President of Advertising and Public Relations for Chris Craft Industries, Inc.

     James W. Demler, M.D., age 56, served as Chairman of the Board of the Company from December 1990 until April 1996. Dr. Demler joined the Company's organizational group in October 1990. Dr. Demler is a physician specializing in urological surgery. Dr. Demler helped establish Florida Urology Specialists (formerly Sarasota Urological Associates) and has been in private practice since 1983. Dr. Demler is the former Chief of Surgery at Doctor's Hospital of Sarasota.

     Susan K. Flynn, age 41, has served as the Senior Vice President, Chief Financial Officer and Cashier of the Company and the Bank since April 1995. From 1991 to 1995, Ms. Flynn served as the Vice President and Cashier of University State Bank in Tampa, Florida. Prior to that, Ms. Flynn served as an Assistant Branch Manager, Consumer Loan Officer and Compliance Officer for First Union National Bank in Tampa, Florida. Ms. Flynn has 19 years of banking experience.

     Christine L. Jennings, age 57, has served as President and Chief Executive Officer of the Company since May 1991 and of the Bank since September 1992. Ms. Jennings has also served as the Chairman of the Board of the Bank since September 1992. She has been engaged in the organization of the Company and the Bank since May 1990. From 1987 to 1990, Ms. Jennings served as Senior Vice President and Chief Lending Officer, as well as a director, of Liberty National Bank in Bradenton, Florida. From 1985 to 1987, she served as Vice President - Commercial Real Estate of NCNB National Bank of Florida in Sarasota/Tampa, Florida. From 1984 to 1985, Ms. Jennings served as Vice President of Southeast Bank. Prior to that, she served in various capacities with Huntington National Bank in Columbus, Ohio from 1970 to 1984. Ms. Jennings has 39 years of banking experience.

     Edward S. Levi, age 79, served as President and Chief Executive Officer of Samuel Levi & Company, Inc. a retail furniture business headquartered in Portsmouth, Ohio, from 1948 to 1988. Mr. Levi has been retired since 1988. Mr. Levi also served as a director of Bank One, N.A. in Portsmouth, Ohio from 1977 to 1988 and was a member of that bank's executive, personnel and compensation committees.

     Sam D. Norton, age 43, is a partner in the law firm of Norton, Hammersley, Lopez & Skokos, P.A. in Sarasota and has been engaged in private practice since 1985. Mr. Norton practices law in the areas of real estate, general business law and lender representation.

     Michael R. Pender, Jr., CPA, CFE, age 51, has been a partner of Cavanaugh & Co., LLP, since 1979.

     A. Dean Pratt, age 72, has been retired since 1985. Prior to his retirement, Mr. Pratt served as Chairman of the Board, President and Chief Executive Officer of First State Bank of Morrisonville in Morrisonville, Illinois from 1968 to 1984.

     Paul D. Thatcher, age 54, has served as the Executive Vice President of the Company and Chief Lending Officer of the Bank since February 1994. From 1986 to 1994, Mr. Thatcher served as the Vice President, Credit Review Division for NationsBank in Tampa, Florida. Mr. Thatcher also served as the Credit Review Team Leader of special bank acquisition projects during this time. From 1984 to 1986, Mr. Thatcher served as the Commercial Banking Center Manager for NCNB National Bank in Tampa, Florida. From 1971 to 1984, he was an Assistant Vice President for the Huntington National Bank of Columbus, Ohio. Mr. Thatcher has 32 years of banking experience.

     Gilbert J. Wellman, age 81, has served as the Chairman of the Board of Directors of the Company from 1996 through 2002. Mr. Wellman served as President and Chief Executive Officer of Tower National Bank in Lima, Ohio from 1964 to 1983 and was also its organizing Chairman. From 1983, when the Bank was sold to BancOne Corporation until his retirement in 1987, Mr. Wellman served as Chairman and Chief Executive Officer of the BancOne subsidiary.

     There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

     The Company is not subject to the requirements of Section 16 of the Securities Exchange Act of 1934, as amended.


Item 10.  Executive Compensation
--------  ----------------------

     The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and Executive Vice President (collectively, the "Named Executive Officers") for the years ended December 31, 2002, 2001 and 2000. No other executive officer's compensation exceeded $100,000 during 2002.

Summary Compensation Table


                                                                                                 Long Term
                                                                                             Compensation Awards
                                                         Annual Compensation                 -------------------
                                                         -------------------                     Securities
         Name and Principal Position                Year       Salary            Bonus       Underlying Options
         ---------------------------                ----       ------            -----       ------------------

Christine L. Jennings                             2002         $154,255       $40,000 (2)          3,285
    Chairman of the Board, President and          2001         $143,099       $     0                  -
    Chief Executive Officer                       2000         $136,334       $34,125 (1)          3,285

Paul D. Thatcher                                  2002         $  96,933      $20,700 (2)          3,881
    Executive Vice President                      2001         $  98,602      $     0                  -
                                                  2000         $   94,052     $19,819 (1)          3,881
------------------------------

(1)      Earned in 2000 but paid in January 2001.
(2)      Earned in 2002 but paid in January 2003

Compensation of Directors

     The Company's outside directors are paid $1,000 per quarter based on their attendance at meetings. The Bank's outside directors are paid $500 per month and $100 for each Committee meeting attended. Directors who are also executive officers of the Bank are not additionally compensated as members of the Bank's Board of Directors.

Employment Agreements

Christine L. Jennings

     On November 19, 2002, the Company entered into a new employment agreement with Christine L. Jennings, pursuant to which she has agreed to serve as President, Chief Executive Officer and Chairman of the Board of the Company and the Bank for a period commencing on November 19, 2002 and ending on December 31, 2005. Pursuant to the terms of the agreement, Ms. Jennings is entitled to receive an annual base salary of $160,000, which may be increased at the discretion of the Board of Directors of the Company, subject to certain performance requirements. The terms of the agreement also provide for an annual bonus in the amount of 5% of the Bank's after tax net income, such amount not to exceed 50% of Ms. Jennings' base salary, subject to certain performance conditions by the Bank, and an automobile allowance of $700 per month.

     In the event Ms. Jennings is terminated without cause, she will be entitled to a severance payment, paid in equal monthly installments, in an amount equal to the quotient of the "severance payment amount" divided by the number of full months remaining in the term of the agreement, rounded to the nearest whole dollar. The "severance payment amount" is as follows: (i) for the period from January 1, 2003 through December 31, 2003, $750,000; (ii) for the period January 1, 2004 through December 31, 2004, $500,000; and (iii) for the period January 1, 2005 through December 31, 2005, $300,000. In addition, in the event of a change of control of the Company, Ms. Jennings is entitled to terminate the agreement and receive a lump-sum cash payment equal to 299% times her base salary then in effect, plus the payment of any bonus that would otherwise be due.

Paul D. Thatcher

     On November 19, 2002, the Company entered into an employment agreement with Paul D. Thatcher, pursuant to which he has agreed to serve as Executive Vice President of the Company and Chief Lending Officer of the Bank for a period commencing on November 19, 2002 and ending on May 19, 2004. Pursuant to the terms of the agreement, Mr. Thatcher is entitled to receive an annual base salary of $103,500, which may be increased at the discretion of the Board of Directors of the Company, subject to certain performance requirements. The terms of the agreement also provide for a bonus in the amount of 5% of the Bank's after tax net income, such amount not to exceed 40% of Mr. Thatcher's base salary, subject to certain performance conditions by the Bank, and an automobile allowance of $500 per month.

     In the event Mr. Thatcher is terminated without cause, he will be entitled to a lump-sum severance payment in an amount equal to 150% of his base salary then in effect. In addition, in the event of a change of control of the Company, Mr. Thatcher is entitled to terminate the agreement and receive a lump-sum cash payment equal to 150% times his base salary then in effect, plus the payment of any bonus that would otherwise be due.

Stock Option Plan

     On March 23, 1999, the Board of Directors approved the 1998 Stock Option Plan (the "Plan") to promote the Company's growth and success. The Plan was approved by the Company's shareholders at the 1999 Annual Meeting of Shareholders. Options may be granted under the Plan to the Company's directors, officers and employees as well as certain consultants and advisors. The Plan currently provides for the grant of incentive and non-qualified stock options to purchase up to 64,216 shares of Common Stock at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price of incentive stock options must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted. The options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options granted under the Plan typically vest over a period of four to five years. As of December 31, 2002, options to purchase 64,216 shares of the Company's Common Stock have been granted pursuant to the Plan and no shares were available for future issuance.

     No options were exercised by the Named Executive Officers during 2002. The following table presents certain information concerning grants of stock options to the Company's Named Executive Officers under the Company's 1998 Stock Option Plan made during the year ended December 31, 2002.

                        Option Grants in Last Fiscal Year
                                Individual Grants

                                                          % of Total Options      Exercise
                                            Options           Granted to            Price
                                            Granted          Employees in          ($ Per           Expiration
Name                                          (#)            Fiscal Year           Share)              Date
                                              ---            -----------           ------              ----


Christine L. Jennings...............         3,285              43.56 %            $16.50            12/31/08

Paul D. Thatcher....................         3,881              51.47%             $16.50            12/31/08


     The following table presents information regarding the value of options held by the Company's Named Executive Officers at December 31, 2002.

                          Fiscal Year End Option Values
                          -----------------------------

                                                          Number of                    Value of Unexercised
                                                     Unexercised Options               In-the-Money Options
                                                      At Fiscal Year End              at Fiscal Year End(1)
        Name/Position                              Exercisable/Unexercisable         Exercisable/Unexercisable
        -------------                              -------------------------         -------------------------

Christine L. Jennings
   Chairman, President and Chief Executive                36,715 / 0                      $376,233 / $ 0
     Officer

Paul D. Thatcher
   Executive Vice President and Chief                     25,001 / 0                      $233,178 / $ 0
     Lending Officer
----------------------

(1) Dollar values calculated by determining the difference between the estimated fair market value of the Company's Common Stock at December 31, 2002 ($21.50) and the exercise price of such options. The fair market value of the Company's Common Stock was estimated based on the sales price of the Common Stock sold in recent private transactions.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

     The following table sets forth certain information as of March 15, 2003 with respect to ownership of the outstanding Common Stock of the Company by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director and executive officer of the Company, and (iii) all executive officers and directors of the Company as a group:

                                                                                       Percent of
                                                  Shares of Common Stock               Outstanding
Name of Beneficial Owner                          Beneficially Owned (1)                 Shares
------------------------                          ----------------------                 ------
Susan M. Baker                                            17,283                          2.93%
Kenneth H. Barr (2)                                       18,733                          3.18%
Timothy J. Clarke (3)                                      9,442                          1.60%
James W. Demler, M.D. (4)                                 19,566                          3.32%
Susan K. Flynn(5)                                          3,593                            *
Christine L. Jennings (6)                                 50,099                          8.01%
Edward S. Levi (7)                                        15,000                          2.55%
Sam D. Norton (8)                                         20,692                          3.51%
Michael R. Pender, Jr. (9)                                11,650                          1.98%
A. Dean Pratt (10)                                        14,660                          2.49%
Paul D. Thatcher(11)                                      27,963                          4.55%
Gilbert J. Wellman (12)                                   94,779                         16.09%
Charles V. Wellman, M.D. (13)                             38,320                          6.51%
     All executive officers and directors                 303,460                        46.46%
         as a group (12 persons) (14)

* Less than 1% of the outstanding shares

----------

(1) Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes warrants and options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 589,000 shares outstanding, except for certain parties who hold presently exercisable warrants or options to purchase shares. The percentages for those parties who hold presently exercisable warrants or options are based upon the sum of 589,000 shares plus the number of shares subject to presently exercisable warrants or options held by them, as indicated in the following notes. Except as otherwise indicated, the persons named in this table have a business address of One Sarasota Tower, Two North Tamiami Trail, Suite 100, Sarasota, Florida 34236.
(2) Includes 14,933 shares owned individually by Mr. Barr and 3,800 shares held by his individual retirement account.
(3) Includes 3,500 shares owned individually by Mr. Clarke and 5,942 shares held by a company controlled by Mr. Clarke.
(4) Includes 2,500 shares owned individually by Dr. Demler, 2,000 shares held by his individual retirement account and 500 shares held by his spouse's individual retirement account. Also includes 14,566 shares of Common Stock held by a profit sharing plan of which Dr. Demler is the beneficiary.
(5) Includes 1,093 shares owned individually by Ms. Flynn and 2,500 shares subject to presently exercisable stock options.
(6) Includes 11,836 shares owned individually by Ms. Jennings and 1,548 shares held by her individual retirement account. In addition, amount includes 36,715 shares subject to presently exercisable stock options.
(7)    All 15,000 shares are held by Mr. Levi's individual retirement account.
(8) Includes 16,942 shares owned individually by Mr. Norton, 2,750 shares held jointly with his spouse and 1,000 shares held by his spouse.
(9) Includes 6,350 shares owned individually by Mr. Pender and 5,300 shares held by Mr. Pender's individual retirement account.
(10) All 14,660 shares held in a revocable living trust of which Mr. Pratt is the trustee and a beneficiary.
(11) Includes 2,462 shares owned individually by Mr. Thatcher, 450 shares held by his individual retirement account, 50 shares held jointly with his spouse and 25,001 shares subject to presently exercisable stock options.
(12) Includes 47,779 shares held by a trust for Mr. Wellman for which he serves as the trustee, 9,000 shares held in a family trust and 38,000 shares held by a trust for Mr. Wellman's wife for which he also serves as the trustee.
(13) Includes 28,320 shares owned individually by Dr. Wellman, 3,000 shares held by his three minor children for which he is the custodian and 7,000 shares held by his spouse.
(14)   Includes 64,216 shares subject to presently-exercisable stock options.

The following table sets forth information with respect to the Company's only equity compensation plan, the 1998 Stock Option Plan, which has been approved by the Company's shareholders.

                                                                                                          Number of
                                                                                                          securities
                                                                                                           remaining
                                                                Number of                                available for
                                                              securities to                                  future
                                                                be issued          Weighted-average         issuance
                                                              upon exercise       exercise price of       under equity
                                                              of outstanding         outstanding          compensation
                  Plan Category                                   options              options               plans
                  -------------                                   -------              -------               -----
Equity compensation plans approved by
   security holders......................................          64,216                $11.64               0


Item 12.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

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

  *10.1           -   Shareholders  Agreement  dated April 29, 1991 by and among the  Organizers of the  Registrant (S-18).

   10.2           -   Employment  Agreement  dated November 19, 2002 between the
                      Registrant and Christine L. Jennings.

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

  *10.5.1         -   Form of Incentive Stock Option Agreement.   (check Exhibit
                      No. 1998 10-KSB)

    10.6          -   Employment  Agreement dated  November 19, 2002 between the
                      Registrant and Paul D. Thatcher.

    21.1          -   Subsidiaries of the Registrant.

    99.1          -   Certification  pursuant to  Section 906  of  the Sarbanes-
                      Oxley Act of 2002.

    (b)      Reports on Form 8-K.  No  Current Reports on Form 8-K were filed by
             -------------------
the Company during the quarter ended December 31, 2002.

Item 14.  Controls and Procedures.
--------  ------------------------

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


                              SARASOTA BANCORPORATION, INC.



Dated: March 26, 2003         By:    /s/ Christine L. Jennings
                                 ---------------------------------------
                                   Christine L. Jennings
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Dated: March 26, 2003         By:    /s/ Susan K. Flynn
                                 ----------------------------------------------
                                    Susan K. Flynn
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          Signature                                                    Date
          ---------                                                    ----


/s/ Susan M Baker                                                 March 26, 2003
--------------------------------
SUSAN M. BAKER
Class II Director


/s/ Kenneth H. Barr                                               March 26, 2003
--------------------------------
KENNETH H. BARR
Class II Director


/s/ Timothy J. Clarke                                             March 26, 2003
--------------------------------
TIMOTHY J. CLARKE
Class III Director


/s/ James W. Demler                                               March 26, 2003
--------------------------------
JAMES W. DEMLER, M.D.
Class I Director

                       [Signatures Continued On Next Page]

/s/ Christine L. Jennings                                         March 26, 2003
--------------------------------
CHRISTINE L. JENNINGS
President, Chief Executive
Officer and Class III Director

/s/ Edward S. Levi                                                March 26, 2003
--------------------------------
EDWARD S. LEVI
Class I Director


/s/ Sam D. Norton                                                 March 26, 2003
--------------------------------
SAM D. NORTON
Secretary and Class III Director


/s/ Michael R. Pender, Jr.                                        March 26, 2003
--------------------------------
MICHAEL R. PENDER, JR.
Treasurer and Class III Director


/s/ A. Dean Pratt                                                 March 26, 2003
--------------------------------
A. DEAN PRATT Class I Director


/s/ Gilbert J. Wellman                                            March 26, 2003
--------------------------------
GILBERT J. WELLMAN
Chairman of the Board and
Class II Director

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

                                 CERTIFICATIONS

I, Christine L. Jennings, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sarasota BanCorporation, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003                        /s/ Christine L. Jennings
                                             -----------------------------------
                                             Christine L. Jennings
                                             President & Chief Executive Officer

                                 CERTIFICATIONS


I, Susan K. Flynn, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sarasota BanCorporation, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003                /s/ Susan K. Flynn
                                    --------------------------------------------
                                    Susan K. Flynn
                                    Sr. Vice President & Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------



Exhibit No.            Description of Exhibit
-----------            ----------------------

 10.2               -  Employment  Agreement  dated  November  19,  2002
                       between the Registrant and Christine L. Jennings

 10.6 Employment Agreement dated November 19, 2002 between the Registrant and Paul D. Thatcher.

 21.1               -  Subsidiaries of the Registrant.

 99.1               -  Certification  pursuant  to  Section  906  of the
                       Sarbanes-Oxley Act of 2002.