Form 10-Q
period 2003-03-31
SARASOTA BANCORPORATION INC / FL
filed 2003-05-14
CIK 875707

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
         March 31, 2003                                                 33-41045

                          SARASOTA BANCORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Florida                                               65-0235255
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

         Yes             X                    No
                  ------------------                  ------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 Par Value                             589,000 shares
-----------------------------------           ----------------------------------
            Class                                  Outstanding at May 1, 2003

Transitional Small Business Disclosure Format (Check One):

Yes                             No        X
    -------------------            -------------------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2003 and December 31, 2002
                                   (UNAUDITED)




ASSETS                                                                                       March 31, 2003        December 31, 2002
--------------------------------------------------------------------------------            -----------------      -----------------
Cash and due from banks                                                                      $   1,165,399                5,246,757
Federal funds sold                                                                              11,354,423                1,925,598
                                                                                             -------------            -------------
  Cash and cash equivalents                                                                     12,519,822                7,172,355
Interest-bearing deposits in bank                                                                  200,000                  200,000
Securities available for sale                                                                   30,246,226               32,398,024
Federal Home Loan Bank stock, at cost                                                              700,000                  354,800
Loans (Net)                                                                                    119,377,414              111,167,571
Accrued interest receivable                                                                        659,272                  588,892
Repossesed assets                                                                                        -                        -
Servicing rights                                                                                    53,005                  106,015
Furniture and equipment, net                                                                       336,861                  341,465
Deferred income taxes                                                                              271,319                  217,098
Other assets                                                                                        86,105                   32,371
                                                                                             -------------            -------------

     TOTAL ASSETS:                                                                           $ 164,450,024            $ 152,578,591
                                                                                             =============            =============




LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


LIABILITIES:

Noninterest-bearing demand deposits                                                          $  17,063,619               16,794,404
Interest-bearing demand deposits                                                                30,072,801               25,978,639
Savings deposits                                                                                 1,132,425                1,096,045
Other time deposits                                                                             83,818,757               83,362,318
                                                                                             -------------            -------------
  Total deposits                                                                               132,087,602              127,231,406

FHLB advances                                                                                   14,000,000                7,000,000
Repurchase agreements                                                                            5,454,616                6,181,937
Income taxes payable                                                                               350,160                        -
Accrued interrest payable                                                                          199,042                  114,823
Other liabilities                                                                                  126,697                  198,719
                                                                                             -------------            -------------

     TOTAL LIABILITIES:                                                                        152,218,117              140,726,885

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 par value.  authorized 1,000,000 shares;
   none issued or outstanding                                                                            -                        -
Common stock, $.01 par value.  authorized 10,000,000 shares;
     outstanding 589,000 shares                                                                      5,890                    5,890
Additional paid-in capital                                                                       6,150,463                6,150,463
Treasury stock, at cost                                                                             (5,012)                  (5,012)
Retained earnings                                                                                5,714,176                5,241,653
Accumulated other comprehensive income (loss)                                                      366,390                  458,712
                                                                                             -------------            -------------

     TOTAL STOCKHOLDERS' EQUITY:                                                                12,231,907               11,851,706
                                                                                             -------------            -------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                                             $ 164,450,024              152,578,591
                                                                                             =============            =============

REFER TO NOTES TO THE FINANCIAL STATEMENTS

                  SARASOTA BANCORPORATION, INC. AND SUBSIDIARY


                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

                                                                                              THREE MONTHS             THREE MONTHS
                                                                                                 ENDED                    ENDED
                                                                                               3/31/2003                3/31/2002
                                                                                             -------------            -------------

INTEREST INCOME:

Loans receivable and fees on loans                                                            $ 2,125,346               $ 1,950,831
Investment securities                                                                             295,557                   312,132
Federal funds sold                                                                                 18,238                    30,699
                                                                                              -----------               -----------

     TOTAL INTEREST INCOME                                                                      2,439,141                 2,293,662
                                                                                              -----------               -----------

INTEREST EXPENSE:

Deposits                                                                                          764,529                   884,862
Other                                                                                              94,252                    64,901
                                                                                              -----------               -----------

     TOTAL INTEREST EXPENSE                                                                       858,781                   949,763
                                                                                              -----------               -----------

     NET INTEREST INCOME                                                                        1,580,360                 1,343,899

Provision for loan losses                                                                         103,100                   150,000
                                                                                              -----------               -----------

     NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                                                              1,477,260                 1,193,899
                                                                                              -----------               -----------

Noninterest income:

Service charges on deposit accounts                                                                46,381                    46,936
Net gain (loss) from sale of repossed assets                                                            -                      (659)
Other income                                                                                       42,988                    33,880
                                                                                              -----------               -----------

     Total noninterest income                                                                      89,369                    80,157
                                                                                              -----------               -----------


Noninterest Expenses:

Salaries and employee benefits                                                                    351,548                   318,702
Occupancy                                                                                         115,398                   106,179
Data processing                                                                                    66,460                    51,359
Professional Fees                                                                                  51,035                    57,179
Other                                                                                             202,066                   200,774
                                                                                              -----------               -----------

     Total noninterest expenses:                                                                  786,507                   734,193
                                                                                              -----------               -----------

     INCOME BEFORE TAXES                                                                          780,122                   539,863

     PROVISION FOR TAXES                                                                          307,600                   221,500
                                                                                              -----------               -----------

     NET INCOME                                                                               $   472,522               $   318,363
                                                                                              ===========               ===========


NET INCOME PER SHARE OF COMMON STOCK                                                                 0.80                      0.57
                                                                                              ===========               ===========

REFER TO NOTES TO THE FINANCIAL STATEMENTS

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

                                                                                              THREE MONTHS             THREE MONTHS
                                                                                                  ENDED                    ENDED
                                                                                                3/31/2003                3/31/2002
                                                                                              -------------            -------------

CASH FLOWS FROM OPERATING ACTIVITY:

NET INCOME                                                                                   $    472,522                   318,363
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH FLOWS FROM OPERATIONS:

Depreciation and amortization                                                                      14,957                    11,768
Amortization of servicing rights                                                                   53,010                    53,010
Provision for loan losses                                                                         103,100                   150,000
Net change in -                                                                                         -
  Accrued interest receivable                                                                     (70,380)                  (23,116)
  Repossessed assets                                                                                    -                    14,100
  Other assets                                                                                    (53,734)                   (2,543)
  Income taxes payable                                                                            350,160                   197,453
  Accrued interest payable and other liabilities                                                   12,197                    43,885
                                                                                             ------------              ------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES:                                                   881,832                   762,920
                                                                                             ------------              ------------


CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of investment securities, net                                                          2,005,256                (4,542,696)
Purchase of FHLB stock                                                                           (345,200)                        -
Net increase in loans                                                                          (8,312,943)               (2,755,293)
Purchase of furniture and equipment                                                               (10,353)                  (24,916)
                                                                                             ------------              ------------

NET CASH USED IN INVESTING ACTIVITIES:                                                         (6,663,240)               (7,322,905)
                                                                                             ------------              ------------


CASH FLOW FROM FINANCING ACTIVITIES:

Net increase in deposits                                                                        4,856,196                 2,081,427
Net (decrease) increase in repurchase agreements                                                 (727,321)                1,647,501
Net increase in FHLB advances                                                                   7,000,000                         -
Proceeds from sale of treasury stock                                                                    -                     3,473
                                                                                             ------------              ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                                                     11,128,875                 3,732,401
                                                                                             ------------              ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         5,347,467                (2,827,584)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                                   7,172,355                 8,580,587
                                                                                             ------------              ------------

CASH AND CASH EQUIVALENTS END OF PERIOD                                                      $ 12,519,822                 5,753,003
                                                                                             ============              ============

Supplemental Disclosure of Cash Flow Information -
     Interest paid                                                                           $    774,562                   991,765
                                                                                             ============              ============

       Income taxes paid                                                                              $ -                    24,047
                                                                                             ============              ============

REFER TO NOTES TO THE FINANCIAL STATEMENTS

                          SARASOTA BANCORPORATION, INC.
                                 AND SUBSIDIARY

                    Notes to Financial Statements (Unaudited)
                                 March 31, 2003

Note 1 - Basis of Presentation

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for Interim Financial Statements and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

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

     Investment Securities.  As of March 31, 2003, no Investment Securities were
     ---------------------
carried as "Held to Maturity."

     Available for Sale  Securities.  As of March 31, 2003,  the market value of
     -------------------------------
"Available for Sale Securities" was $30,246,226.

     Earnings  Per Share.  Earnings  per share were $0.80 for the quarter  ended
     --------------------
March 31, 2003. The earnings per share for this quarter may not be indicative of projected earnings (losses) for the year ending December 31, 2003.

     Income  Taxes.  The Company  will be subject to taxation  whenever  taxable
     --------------
income is generated. As of March 31, 2003, the provision for income taxes was $307,600.

     Statement of Cash Flows. The presentation of the statement of cash flows is
     ------------------------
condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.

Note 4 - Related Parties

     One of the Company's directors serves as legal counsel for the Company. Gross fees for these services during the three months ended March 31, 2003 were $2,811. Another director provides advertising, printing and other miscellaneous services to the Company. The gross billings, which include costs passed through to other companies providing services to the Company, were $7,935 for the three months ended March 31, 2003. Another director provides accounting services for the Company. Fees for these services for the quarter ended March 31, 2003 were $1,025.

Note 5 - Stock-based Compensation

     Options granted to employees are accounted for using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees," for which no compensation cost has been recognized. The pro forma after tax effect of compensation cost attributable to the options was immaterial to the operating results for the quarters ended March 31, 2003 and March 31, 2002.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------           -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

     The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.'s (the "Company") financial condition and results of operations reflected in the Company's unaudited financial statements for the first quarter ended March 31, 2003.

Results of Operations

     The Company's net income for the first quarter of 2003 was $472,522, a 48.4% increase compared to $318,363 for the same period in 2002. Earnings per share were $0.80 in the first quarter of 2003 compared to $0.57 per share for the same period in 2002. The increase in net income is primarily attributable to an increase in interest income and a decrease in interest expense for the three-month period ended March 31, 2003. Interest and fees on loans increased $174,515 or 8.9% for the three-month period ended March 31, 2003 compared to the same period in 2002. Interest on investment securities decreased 5.3% and interest on Federal Funds sold decreased 40.6% for the first quarter of 2003 compared to the same period in 2002.

     Net interest income after the provision for loan losses for the first quarter of 2003 increased $283,361, or 23.7%, to $1,477,260 from a balance of $1,193,899 for the first quarter of 2002. The increase in net interest income resulted primarily from an increase in interest and fee income on loans and a decrease in interest expense associated with deposits. The cost of deposits averaged 2.34% for the first quarter of 2003 compared to 3.20% for the first quarter of 2002. The net interest margin for the three months ended March 31, 2003 was 3.91% on average earning assets of $157,703,933. For the same period in 2002, the net interest margin was 4.16% on average earning assets of $127,325,297. The decrease in net interest margin reflects a rapid decrease in the higher earning investment securities of governmental agencies held by the Bank.

     Non-interest expense for the first quarter of 2003 increased $52,314, or 7.1%, as compared to the first quarter of 2002. This increase is primarily the result of an increase in costs associated with employee benefits.

     Non-interest income increased $9,212, or 11.5 %, during the quarter ended March 31, 2003 as compared to the same period in 2002. The increase in non-interest income is primarily attributable to an increase in fees received from loans sold to the U.S. Small Business Administration.

Financial Condition

     For the three month period ended March 31, 2003, the Company experienced continued asset, loan and deposit growth. Total assets increased 7.8% to $164,450,024 for the three-month period ended March 31, 2003 from $152,578,891 at December 31, 2002. This increase is primarily attributable to loan growth.

     The allowance for loan loss provision for the first quarter of 2003 was $103,100 compared to $150,000 in the first quarter of 2002. The reserve balance for loan losses as of March 31, 2003 was $1,718,621 as compared to $1,184,444 at December 31, 2002. At March 31, 2003, the allowance for loan losses represented 1.42% of total loans outstanding compared to 1.20% at December 31, 2002.

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

     Through the first quarter of 2003, there were nine charged-off loans in the aggregate amount of $40,762 and total recoveries of $8,022, or a net of 0.03% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was $1,055,648 or 0.87% of total loans outstanding as of March 31, 2003, compared to 0.23% of total loans outstanding as of March 31, 2002. At December 31, 2002, non-performing loans were $1,077,677 or .95%, of total loans outstanding. The non-performing loans consist primarily of one commercial customer with several non-performing loans. The debt to this customer has been restructured and payments have been made in accordance with the restructure agreement. There were no loans classified as performing that are past due in excess of 90 days as of March 31, 2003.

Capital Adequacy

     Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (tier 1 capital), 8% for total risk-based capital, and at least 3% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company's tier 1 risk-based capital ratio at March 31, 2003 was 9.72%, its total risk-based capital ratio was 10.97%, and its leverage ratio was 7.42%.

Liquidity

     The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 90.36% at March 31, 2003, cash and due from banks of $1,165,399 and federal funds sold of $11,354,423 , the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way.

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


Item 3.           CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     (a) 99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2003.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SARASOTA BANCORPORATION, INC


Dated:   May 13, 2003   By: /s/ Christine L. Jennings
                           -----------------------------------------------------
                              Christine L. Jennings
                              President and Chief Executive Officer (Principal Executive Officer)




Dated:  May 13, 2003    By: /s/ Susan K. Flynn
                           -----------------------------------------------------
                              Susan K. Flynn
                              Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 13, 2003

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 13,  2003

                                         /s/ Susan K Flynn
                                         --------------------------------------
                                         Susan K. Flynn
                                         Sr. Vice President & Chief
                                         Financial Officer

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.