Form 10QSB
period 2003-06-30
SARASOTA BANCORPORATION INC / FL
filed 2003-07-31
CIK 875707

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File Number:
June 30, 2003	33-41045

SARASOTA BANCORPORATION, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0235255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Tamiami Trail, Suite 100, Sarasota, Florida 34236

(Address of principal executive offices)

(941) 955-2626

(Issuer’s telephone number)

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

Yes ☑	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $.01 Par Value	589,000 shares
Class	Outstanding at July 24, 2003

Transitional Small Business Disclosure Format (Check One):

Yes ☐ No ☑

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SARASOTA BANCORPORATION, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and December 31, 2002

(UNAUDITED)

ASSETS	June 30, 2003	December 31, 2002
Cash and due from banks	$3,597,840	5,246,757
Federal funds sold	7,136,996	1,925,598

Total cash and cash equivalents	10,734,836	7,172,355
Interest-bearing deposit in bank	200,000	200,000
Securities available for sale	25,334,685	32,398,024
Federal Home Loan Bank stock, at cost	700,000	354,800
Loans (Net)	129,939,617	111,167,571
Accrued interest receivable	651,226	588,892
Servicing rights	—	106,015
Furniture and equipment, net	323,990	341,465
Deferred income taxes	300,072	217,098
Other assets	84,548	32,371

TOTAL ASSETS:	$168,268,974	152,578,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing demand deposits	$14,067,626	16,794,404
Interest-bearing demand deposits	33,294,427	25,978,639
Savings deposits	1,117,167	1,096,045
Other time deposits	87,316,877	83,362,318

Total deposits	135,796,097	127,231,406
FHLB advances	14,000,000	7,000,000
Repurchase agreements	5,301,443	6,181,937
Income taxes payable	20,000	—
Accrued interest payable	202,667	114,823
Other liabilities	204,435	198,719

TOTAL LIABILITIES:	155,524,642	140,726,885

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.10 Par Value. Authorized 1,000,000 shares; None Issued or Outstanding	—	—
Common Stock, $.01 Par Value. Authorized 10,000,000 shares; Outstanding 589,000 shares	5,890	5,890
Additional paid-in capital	6,150,463	6,150,463
Treasury stock, at cost	(416)	(5,012)
Retained earnings	6,270,964	5,241,653
Accumulated other comprehensive income (loss)	317,431	458,712

TOTAL STOCKHOLDERS’ EQUITY:	12,744,332	11,851,706

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY:	$168,268,974	152,578,591

REFER TO NOTES TO THE FINANCIAL STATEMENTS.

SARASOTA BANCORPORATION, INC.

SARASOTA, FLORIDA

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002 AND

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

(UNAUDITED)

	THREE MONTHS ENDED 6/30/2003	THREE MONTHS ENDED 6/30/2002	SIX MONTHS 6/30/2003	SIX MONTHS 6/30/2002
INTEREST INCOME:
Loans receivable and fees on loans	$2,221,226	$2,056,088	4,346,572	4,006,919
Investment securities	200,976	373,527	496,533	685,659
Federal funds sold	23,704	14,031	41,942	44,730

TOTAL INTEREST INCOME:	2,445,906	2,443,646	4,885,047	4,737,308

INTEREST EXPENSE:
Deposits	764,631	840,476	1,529,160	1,725,338
Other	94,552	75,060	188,804	139,961

TOTAL INTEREST EXPENSE:	859,183	915,536	1,717,964	1,865,299

NET INTEREST INCOME:	1,586,723	1,528,110	3,167,083	2,872,009
Provision for loan losses	187,000	133,800	290,100	283,800

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,399,723	1,394,310	2,876,983	2,588,209

Noninterest income:
Service charges on deposit accounts	45,053	52,364	91,434	99,300
Gain on sale of securities	194,470	—	194,470	—
Net gain on sale of repossessed assets	—	320	—	(339)
Other income	44,433	62,395	87,421	96,275

Total noninterest income	283,956	115,079	373,325	195,236

Noninterest expenses:
Salaries and employee benefits	352,169	322,322	703,717	641,024
Occupancy	117,349	110,011	232,747	216,190
Data processing	61,734	51,777	128,194	103,136
Professional fees	38,351	69,760	89,386	126,939
Other	184,759	208,632	386,825	409,406

Total noninterest expenses	754,362	762,502	1,540,869	1,496,695

INCOME BEFORE TAXES	929,317	746,887	1,709,439	1,286,750
PROVISION FOR TAXES	313,640	284,350	621,240	505,850

NET INCOME	$615,677	462,537	1,088,199	780,900

NET INCOME PER SHARE OF COMMON STOCK	$1.05	$0.83	1.85	1.40

REFER TO NOTES TO THE FINANCIAL STATEMENTS.

SARASOTA BANCORPORATION, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(UNAUDITED)

	SIX MONTHS ENDED 6/30/2003	SIX MONTHS ENDED 6/30/2002
CASH FLOWS FROM OPERATING ACTIVITY:

NET INCOME	$1,088,199	$780,900
ADJUSTMENTS TO RECONCILE NET INCOME TO NET NET CASH FLOWS FROM OPERATIONS:
Depreciation and amortization	31,464	24,019
Amortization of servicing rights	106,015	106,020
Provision for Loan Losses	290,100	283,800
Net change in—
Accrued Interest Receivable	(62,334)	(62,809)
Repossessed assets	—	34,800
Other assets	(52,177)	19,343
Income taxes payable	20,000	(15,061)
Accrued Interest payable and other liabilities	93,560	97,656

NET CASH PROVIDED BY OPERATING ACTIVITIES:	1,514,827	1,268,668

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds (purchase) of investment securities, net	6,839,084	(7,929,250)
Purchase of FHLB stock	(345,200)	(52,400)
Proceeds from maturity of interest-bearing deposit in bank	—	100,000
Net increase in loans	(19,062,146)	(10,534,082)
Purchase of furniture and equipment	(13,989)	(41,072)

NET CASH USED IN INVESTING ACTIVITIES:	(12,582,251)	(18,456,804)

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits	8,564,691	11,496,170
Net (decrease) increase in repurchase agreements	(880,494)	1,246,974
Net increase in FHLB advances	7,000,000	3,000,000
Dividends paid	(58,888)	—
Proceeds from sale of common stock	—	9,991
Purchase of treasury stock	—	(9,990)
Proceeds from sale of treasury stock	4,596	3,473

NET CASH PROVIDED BY FINANCING ACTIVITIES:	14,629,905	15,746,618

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,562,481	(1,441,518)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	7,172,355	8,580,587

CASH AND CASH EQUIVALENTS END OF YEAR	$10,734,836	7,139,069

Supplemental Disclosure of Cash Flow Information—
Interest paid	$1,630,120	$1,896,669

Income taxes paid	$601,240	$520,911

REFER TO NOTES TO THE FINANCIAL STATEMENTS.

SARASOTA BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Financial Statements (Unaudited)

June 30, 2003

Note 1—Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for Interim Financial Statements and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2002.

Note 2—Summary of Organization

Sarasota BanCorporation, Inc., Sarasota, Florida (the “Company”), was incorporated under the laws of the State of Florida on December 28, 1990, for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Sarasota Bank (the “Bank”), Sarasota, Florida. Prior to formation of the Company, the Company’s organizers formed a partnership to commence organizing a bank holding company. The partnership was subsequently merged into the Company as of December 30, 1990. As a result, each organizer’s capital account in the partnership was exchanged for common stock of the Company and all assets of the partnership were contributed as capital to the Company in consideration of the issuance of its common stock to the organizers. On September 15, 1992, the organizers received approval from the Office of the Comptroller of the State of Florida for the organization of a new state banking association; an approval was also received on May 29, 1992 from the Federal Reserve Board to form a one-bank holding company. On September 15, 1992, the Company acquired 100% of the Bank’s capital stock by injecting $4.25 million into the Bank’s capital accounts.

Note 3—Significant Accounting Policies

The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The following summarizes the more significant of these policies:

Investment Securities.  As of June 30, 2003, no Investment Securities were carried as “Held to Maturity.”

Available for Sale Securities.  As of June 30, 2003, the market value of “Available for Sale Securities” was $25,334,685.

Earnings Per Share.  Earnings per share were $1.05 for the quarter ended June 30, 2003. The earnings per share for this quarter may not be indicative of projected earnings (losses) for the year ending December 31, 2003.

Income Taxes.  The Company will be subject to taxation whenever taxable income is generated. As of June 30, 2003, the provision for income taxes was $621,240.

Statement of Cash Flows.  The presentation of the statement of cash flows is condensed as permitted by the Securities and Exchange Commission. The classification of cash flows is consistent with the requirements of FASB Statement No. 95.

Note 4—Related Parties

One of the Company’s directors serves as legal counsel for the Company. Gross fees for these services during the six months ended June 30, 2003 were $23,741. Another director provides advertising, printing and other miscellaneous services to the Company. The gross billings, which include costs passed through to other companies providing services to the Company, were $18,025 for the six months ended June 30, 2003. Another director provides accounting services for the Company. Fees for these services for the six months ended June 30, 2003 were $1,025.

Note 5—Stock-Based Compensation

Options granted to employees are accounted for using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” for which no compensation cost has been recognized. The pro forma after tax effect of compensation cost attributable to the options was immaterial to the operating results for the quarters ending June 30, 2003 and June 30, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the factors that have affected Sarasota BanCorporation, Inc.’s (the “Company”) financial condition and results of operations reflected in the Company’s unaudited financial statements for the three and six months ended June 30, 2003.

Results of Operations

The Company’s net income for the second quarter of 2003 was $615,700, a 33.12% increase compared to $462,500 for the same period in 2002. The Company’s net income for the six-month period ended June 30, 2003 was $1,088,200, a 39.35% increase compared to the same period in 2002. Earnings per share were $1.05 and $1.85 for the three- and six-month periods ended June 30, 2003, respectively, compared to $0.83 and $1.40 for the comparable periods in 2002. The increase in net income and earnings per share is primarily attributable to an increase in interest and fees earned on loans, a decrease in interest expense and an increase in the net gains associated with the sale of an investment security during the three- and six-month periods ended June 30, 2003.

Interest on investment securities decreased 46.18% and 27.59% to $201,000 and $496,500, respectively for the three- and six-month periods ended June 30, 2003. Interest on Federal Funds sold increased 69.29% to $23,700 for the three-month period and decreased 6.26% to $41,900 for the six-month periods ended June 30, 2003. The decrease in interest on investment securities and Federal Funds sold is primarily attributable to a continued decrease in the interest rate environment. Interest and fees on loans increased $165,100, or 8.03%, and $339,700, or 8.48%, to $2,221,200 and $4,346,600, respectively for three- and six-month periods ended June 30, 2003.

Net interest income after the provision for loan losses for the second quarter of 2003 increased $5,400, or 0.39%, to $1,399,700 from $1,394,300 for the second quarter of 2002. Net interest income after the provision for loan losses for the six months ended June 30, 2003 increased $288,800, or 11.16%, to $2,877,000 from $2,588,200 for the same period in 2002. The increase in net interest income resulted primarily from a increase in interest and fees earned on loans. The cost of deposits averaged 2.24% and 2.29%, respectively, for the three- and six-month periods ended June 30, 2003 compared to 2.90% and 3.05% for the same periods of 2002. The net interest margin for the three months and six months ended June 30, 2003 was 3.75% and 3.83% on average earning assets of $164,956,200 and $161,350,400. For the same periods in 2002, the net interest margin was 4.44% and 4.31% on average earning assets of $134,305,800 and $130,389,200, respectively. The decrease in net interest margin reflects a rapid decrease in the interest income related to investment securities. This decrease is due to the acceleration of premium payments on mortgage-backed securities associated with the high volume of mortgage refinancings currently being experienced in the economy.

Non-interest expense for the second quarter of 2003 decreased $8,100, or 1.06%, to $754,400, as compared to the second quarter of 2002. Non-interest expense for the six-month period ended June 30, 2003 increased $44,200, or 2.95%, to $1,540,900 as compared to the same period in 2002. The increase in non-interest expense is primarily the result of an increase in costs associated with employee salaries and benefits.

Non-interest income increased $168,900, or 146.74%, during the second quarter ended June 30, 2003 as compared to the same period in 2002, to $284,000. For the six-month period ended June 30, 2003, non-interest income increased $178,100, or 91.24% to $373,300 compared to $195,200 for the same period in 2002. The increase in non-interest income for the three- and six-month periods ended June 30, 2003 is primarily attributable to an increase in the net gains associated with the sale of an investment security.

Financial Condition

For the six-month period ended June 30, 2003, the Company experienced continued asset, loan and deposit growth. Total assets increased 10.28% to $168,269,000 at June 30, 2003 from $152,578,900 at December 31, 2002. This increase is primarily attributable to loan growth.

The allowance for loan loss provision for the second quarter of 2003 was $187,000 compared to $133,800 in the second quarter of 2002. The reserve balance for loan losses as of June 30, 2003 was $1,820,600 as compared to $1,648,300 at December 31, 2002. At June 30, 2003, the allowance for loan losses represented 1.38% of total loans outstanding compared to 1.46% at December 31, 2002. Management considers the allowance to be adequate based upon evaluations of specific loans and the weighting of various loan categories as suggested by the Bank’s internal loan rating system. The provision for loan losses is based upon management’s continuing analysis and evaluation of various factors, including current economic conditions, the size of the loan portfolio, past loan loss experience, underlying collateral value, the Bank’s internal rating system and other factors deemed relevant by management.

Through the second quarter of 2003, there were 28 charged-off loans in the aggregate amount of $140,700 and total recoveries of $23,000, or a net of 0.09% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was $983,700, or 0.75% of total loans outstanding as of June 30, 2003, compared to 0.14% of total loans outstanding as of June 30, 2002. At December 31, 2002, non-performing loans were $1,077,677, or 0.95%, of total loans outstanding. The non-performing loans outstanding at June 30, 2003 consist primarily of one commercial customer with several non-performing loans. The debt to this customer has been restructured and payments have been made in accordance with the restructure agreement. There were no loans classified as performing that are past due in excess of 90 days as of June 30, 2003.

Capital Adequacy

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (Tier 1 capital), 8% for total risk-based capital, and at least 3% for the leverage ratio. Three percent is the minimum leverage ratio for the most highly rated banks. All other banks are required to meet a minimum of at least 100 or 200 basis points above the 3% level. The Company’s Tier 1 risk-based capital ratio at June 30, 2003 was 9.57%, its total risk-based capital ratio was 10.82%, and its leverage ratio was 7.48%.

Liquidity

The Company views liquidity as the ability to provide for the credit needs of the market and to provide funds for deposit withdrawals. With a loan to deposit ratio of 95.64% at June 30, 2003,

cash and due from banks of $3,597,800 and federal funds sold of $7,137,000, the Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth or its investment portfolio. The Company actively manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure adequate funding will be available at all times. There are no known trends or any known commitments or uncertainties that will result in the Company’s liquidity increasing or decreasing in any material way.

Recent Developments

On June 25, 2003, the Company signed a definitive Agreement and Plan of Merger (the “Merger Agreement”) which provides for the acquisition of the Company by The Colonial BancGroup, Inc., a Delaware corporation (“Colonial”) through the merger of the Company with and into Colonial. The Board of Directors of the Company approved the Merger Agreement and the transactions contemplated thereby.

As a result of the merger, each issued and outstanding share of common stock of the Company will be exchanged for:

•	4.6664 shares (the “Exchange Ratio”) of Colonial common stock (with any fractional shares to be exchanged for cash), provided that the Market Value of Colonial’s common stock on the effective date of the merger is $13.31 per share;

•	if the Market Value is less than $13.31 per share, then, in addition to the shares of Colonial common stock received, each shareholder will also receive a cash payment equal to the difference between the Market Value and $13.31, multiplied by the Exchange Ratio; and

•	if the Market Value exceeds $13.31 per share, then each share of the Company’s common stock will be converted into a number of shares of Colonial common stock which equals $62.11 divided by the Market Value.

For purposes of the Merger Agreement, Market Value equals the average closing price of Colonial common stock over the ten trading day period ending five business days prior to the date of closing.

Consummation of the merger is subject to various conditions, including approval of the Merger Agreement and the merger by shareholders of the Company, as required under Florida law, receipt of customary banking regulatory approvals and satisfaction of certain other conditions.

Cautionary Note Regarding Forward-Looking Statements

The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating through the Internet; changes in acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Item 3.	Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiary required to be included in the Company’s Securities and Exchange Commission’s filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date management carried out this evaluation.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders of the Company was held on April 16, 2003. At the meeting the following persons were elected as Class II directors to serve for a term of three years and until their successors are elected and qualified: Susan M. Baker, Kenneth H. Barr and Gilbert J. Wellman.

The results of voting with respect to the election of the Class I directors were as follows:

	Votes FOR	Votes WITHHELD
Susan M. Baker	460,573	100
Kenneth H. Barr	460,573	100
Gilbert J. Wellman	460,573	100

The following persons did not stand for reelection to the Board at the 2003 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: James W. Demler, M.D., Edward S. Levi, A. Dean Pratt, Timothy J. Clarke, Christine L. Jennings, Sam D. Norton and Michael R. Pender, Jr.

No other matters were presented or voted for at the Annual Meeting.

Item 5.	Other Information

On April 16, 2003, the Board of Directors of the Company declared a $0.10 cash dividend on each share of the Company’s outstanding common stock. The record date for determining shareholders entitled to the cash dividend was May 1, 2003 and the cash dividend was paid on May 15, 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibit is filed with this report.

Exhibit 2.1	Agreement and Plan of Merger, dated June 25, 2003, between The Colonial BancGroup, Inc. and Sarasota BanCorporation, Inc. (incorporated herein by reference from the Company’s Current Report on Form 8-K as filed with the Commission on June 27, 2003)

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The Company filed a report on Form 8-K on June 27, 2003 regarding its execution of a definitive Agreement and Plan of Merger with The Colonial BancGroup, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SARASOTA BANCORPORATION, INC

Dated: July 25, 2003	By:	/s/ Christine L. Jennings Christine L. Jennings President and Chief Executive Officer (Principal Executive Officer)

Dated: July 25, 2003	By:	/s/ Susan K. Flynn Susan K. Flynn Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002